Form 10-Q
period 2021-03-31
Vor Biopharma Inc.
filed 2021-05-06
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of the registrant’s Common Stock as of April 30, 2021 was 37,131,633.

i

Note Regarding Company References

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Vor,” “Vor Biopharma Inc.,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Vor Biopharma Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Vor Biopharma Inc.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of this Quarterly Report on Form 10-Q and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

•	the timing of clinical trials and timing of expected clinical results for our current and future product candidates;
•	the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for our product candidates for any indication;
•	the COVID-19 pandemic, which could adversely impact our business, including our preclinical studies and clinical trials;
•	our ability to identify patients with the diseases treated by our product candidates, and to enroll patients in trials;
•	our expectations regarding the market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;
•	our expectations regarding the scope of any approved indication for any product candidate;
•	our ability to successfully commercialize our product candidates;
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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. We have included important factors in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, particularly in the "Summary Risk Factors" and “Risk Factors” sections, that could cause actual results or events to differ materially from the forward-looking statements that we make.

Summary Risk Factors

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report on Form 10-Q. Our principal risks include the following:

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

•

Engineered hematopoietic stem cells (“eHSCs”) are a novel technology that is not yet clinically validated for human use. The approaches we are taking to create eHSCs are unproven and may never lead to marketable products.

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

•

Because we are developing product candidates using new technologies, as well as potential mechanisms of action for which there are few precedents, there is increased risk that the U.S. Food and Drug Administration, the European Medicines Agency or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$262,567	$48,539
Prepaid expenses	3,606	467
Other current assets	92	100
Total current assets	266,265	49,106
Restricted cash	1,559	1,559
Property and equipment, net	5,737	4,728
Operating lease right-of-use assets	16,796	17,117
Other assets	2,582	3,398
Total assets	$292,939	$75,908
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,406	$2,361
Accrued expenses	4,395	6,260
Operating lease liability	1,155	863
Other current liabilities	675	723
Total current liabilities	8,631	10,207
Long-term liabilities:
Operating lease liabilities—non-current	17,121	17,430
Total liabilities	25,752	27,637
Series A-1 redeemable convertible preferred stock, $0.0001 par value; 0 shares and 20,000,000 shares authorized, issued, and outstanding as of March 31, 2021 and December 31, 2020, respectively (liquidation preference of $4,000 as of December 31, 2020)	—	2
Series A-2 redeemable convertible preferred stock, $0.0001 par value; 0 and 107,194,866 shares authorized, issued, and outstanding as of March 31, 2021 and December 31, 2020, respectively (liquidation preference of $42,878 as of December 31, 2020)	—	42,786
Series B redeemable convertible preferred stock, $0.0001 par value; 0 shares and 211,778,825 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 0 shares and 124,519,220 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively (liquidation preference of $64,750 as of December 31, 2020)	—	64,548
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 400,000,000 and 420,000,000 shares authorized as of March 31, 2021 and December 31, 2020 respectively; 37,129,729 and 893,231 shares issued and 36,770,010 and 505,074 outstanding as of March 31, 2021 and December 31, 2020, respectively	4	1
Additional paid-in capital	342,130	2,158
Accumulated deficit	(74,947)	(61,224)
Total stockholders’ equity (deficit)	267,187	(59,065)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$292,939	$75,908

The accompanying notes are an integral part of these condensed consolidated financial statements

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2021	2020
Operating expenses:
Research and development	$8,941	$6,171
General and administrative	4,789	1,707
Total operating expenses	$13,730	$7,878
Loss from operations	$(13,730)	$(7,878)
Other income:
Interest income	7	29
Total other income	7	29
Net loss and comprehensive loss	$(13,723)	$(7,849)
Cumulative dividends on redeemable convertible preferred stock	(1,228)	(715)
Net loss attributable to common stockholders	$(14,951)	$(8,564)
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(59.06)
Weighted-average common shares outstanding, basic and diluted	22,263,994	145,016

The accompanying notes are an integral part of these condensed consolidated financial statements

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of Redeemable Convertible Preferred Stock and

Stockholders’ EQUITY (Deficit)

(Unaudited)

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2020	20,000,000	$2	107,194,866	$42,786	124,519,220	$64,548	505,074	$1	$2,158	$(61,224)	$(59,065)
Issuance of Series B redeemable convertible preferred stock	—	—	—	—	87,259,605	45,375	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(20,000,000)	(2)	(107,194,866)	(42,786)	(211,778,825)	(109,923)	24,924,501	2	152,709	—	152,711
Issuance of common shares upon closing of initial public offering, net of offering costs and underwriter fees of $17,132	—	—	—	—	—	—	11,302,219	1	186,307	—	186,308
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	38,216	—	65	—	65
Stock-based compensation expense	—	—	—	—	—	—	—	—	891	—	891
Net loss	—	—	—	—	—	—	—	—	—	(13,723)	(13,723)
Balance, March 31, 2021	—	$—	—	$—	—	$—	36,770,010	$4	$342,130	$(74,947)	$267,187

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019	20,000,000	$2	62,819,866	$25,067	119,936	$—	$458	$(17,887)	$(17,429)
Issuance of Series A-2 Redeemable Convertible Preferred Stock	—	—	44,375,000	17,719	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	31,384	—	43		43
Stock-based compensation expense	—	—	—	—	—	—	112		112
Net loss	—	—	—	—	—	—	—	(7,849)	(7,849)
Balance, March 31, 2020	20,000,000	$2	107,194,866	$42,786	151,320	$—	$613	$(25,736)	$(25,123)

The accompanying notes are an integral part of these condensed consolidated financial statements

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(13,723)	$(7,849)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	311	66
Non-cash lease expense	322	—
Stock-based compensation	891	112
Changes in operating assets and liabilities:
Operating lease liability	(16)	—
Prepaid expenses and other current assets	(3,131)	(347)
Accounts payable and accrued expenses	(2,444)	1,933
Other assets	141	—
Net cash used in operating activities	(17,649)	(6,085)
Cash flow from investing activities
Purchases of property and equipment	(1,171)	(545)
Net cash used in investing activities	(1,171)	(545)
Cash flow from financing activities
Proceeds from issuance of redeemable convertible preferred stock	45,375	17,719
Proceeds from the issuance of common stock upon closing of initial public offering, net of underwriter fees	189,199	—
Payment of initial public offering costs	(1,744)	—
Proceeds from stock option exercises	18	43
Net cash provided by financing activities	232,848	17,762
Net increase in cash, cash equivalents and restricted cash	214,028	11,132
Cash, cash equivalents and restricted cash, beginning of period	$50,098	$8,025
Cash, cash equivalents and restricted cash, end of period	$264,126	$19,157
Supplemental disclosure of non-cash activities
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$152,711	$—
Purchases of property and equipment in accounts payable	$149	$270
Deferred offering costs in accounts payable and accrued expenses	$471	$—

A reconciliation of the cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash and cash equivalents	$262,567	$17,598
Restricted cash	1,559	1,559
Total cash, cash equivalents and restricted cash as shown on the statements of cash flows	$264,126	$19,157

The accompanying notes are an integral part of these condensed consolidated financial statements

VOR BIOPHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business

Vor Biopharma Inc. (the “Company” or “Vor”) is a cell therapy company that combines a novel patient engineering approach with targeted therapies to provide a single company solution for patients suffering from hematological malignancies. The Company’s proprietary platform leverages its expertise in hematopoietic stem cell (“HSC”) biology, genome engineering and targeted therapy development to genetically modify HSCs to remove surface targets expressed by cancer cells. Vor is headquartered in Cambridge, Massachusetts. The Company was incorporated on December 30, 2015 as a wholly owned subsidiary of PureTech Health LLC.

Initial Public Offering

On February 9, 2021, the Company completed an initial public offering (“IPO”) of its common stock. At the closing of the IPO, the Company issued and sold 11,302,219 shares of its common stock, at a public offering price of $18.00 per share. The Company received net proceeds of approximately $186.3 million from the IPO, after deducting underwriters’ discounts and commissions and other offering expenses paid by the Company.

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

In connection with the IPO, the Company filed an amended and restated certificate of incorporation that amended and restated the Company’s certificate of incorporation in its entirety to, among other things, authorize the Company to issue up to 400,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share, all of which shares of preferred stock are undesignated. In addition, the Company’s board of directors may establish the rights and preferences of the preferred stock from time to time.

Reverse Stock Split

On January 29, 2021, the Company effected a 13.6-for-1 reverse stock split of the Company’s common stock. All shares, stock options, and per share information in the condensed consolidated financial statements were previously adjusted to reflect the reverse stock split. There was no change in the par value and authorized number of shares of the Company’s common stock.

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

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash and cash equivalents at March 31, 2021 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies in developing the estimates and assumptions that are used in the preparation of the consolidated financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: estimating the fair value of the Company’s common stock (prior to the IPO); accrued expenses and research and development expenses.

Unaudited Interim Financial Information

The consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

The accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).

During the three months ended March 31, 2021, there have been no changes to the Company’s significant accounting policies as described in the 2020 Annual Report.

Recent Accounting Pronouncements

In 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which introduces a number of amendments that are designed to simplify the application of accounting for income taxes. Such amendments include removing certain exceptions for intraperiod tax allocation, interim reporting when a year-to-date loss exceeds the anticipated loss, reflecting the effect of an enacted change in tax laws or rates in the annual effective tax rate and recognition of deferred taxes related to outside basis differences for ownership changes in investments. ASU 2019-12 also provides clarification related to when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction. In addition, ASU 2019-12 provides guidance on the recognition of a franchise tax (or similar tax) that is partially based on income as an income-based tax and accounting for any incremental amount incurred as a non-income-based tax. For public entities, ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 effective January 1, 2021, and the adoption did not have a material impact on its interim condensed consolidated financial statements.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Money market fund	$41,043	$—	$—	$41,043
Total	$41,043	$—	$—	$41,043

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Money market fund	$41,036	$—	$—	$41,036
Total	$41,036	$—	$—	$41,036

During the three months ended March 31, 2021 and year ended December 31, 2020, there were no transfers between levels. The fair value of the Company’s cash equivalents, consisting of a money market fund, is based on quoted market prices in active markets with no valuation adjustment.

4. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Furniture and equipment	$40	$40
Laboratory equipment	6,558	5,247
Computer equipment	176	167
Property and equipment, gross	6,774	5,454
Accumulated depreciation	(1,037)	(726)
Property and equipment, net	$5,737	$4,728

Depreciation expense for the three months ended March 31, 2021 and 2020 was approximately $0.3 million and $0.1 million, respectively.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Accrued employee-related and other expenses	$1,598	$2,727
Accrued research and development	1,669	1,924
Accrued professional fees	997	1,097
Accrued license and milestone fees	80	450
Accrued other	51	62
Total accrued expenses	$4,395	$6,260

6. Equity

Redeemable Convertible Preferred Stock

Prior to the IPO, the Company had issued Series A-1 redeemable convertible preferred stock (“Series A-1”), Series A-2 redeemable convertible preferred stock (“Series A-2”) and Series B redeemable convertible preferred stock (“Series B” and collectively with the Series A-1 and Series A-2, “Redeemable Convertible Preferred Stock”).

Series A-2 Redeemable Convertible Preferred Stock Closing

In February 2019 and 2020, the Company issued and sold 88,750,000 and 44,375,000 shares of Series A-2, respectively, at a purchase price of $0.40 per share for total gross cash proceeds of $35.6 million.

Series B Redeemable Convertible Preferred Stock Closing

In June 2020 and January 2021, the Company issued and sold 124,519,220 and 87,259,605 shares of Series B, respectively, at a purchase price of $0.52 per share for total gross cash proceeds of $110.1 million.

As of December 31, 2020, redeemable convertible preferred stock consisted of the following:

(in thousands, except share amounts)	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Carrying Value	Liquidation Value	Cumulative Undeclared Dividends	Common Stock Issuable Upon Conversion
Series A-1 redeemable convertible preferred stock	20,000,000	20,000,000	$2	$4,000	$—	1,470,588
Series A-2 redeemable convertible preferred stock	107,194,866	107,194,866	42,786	42,878	5,073	7,881,965
Series B redeemable convertible preferred stock	211,778,825	124,519,220	64,548	64,750	2,625	9,155,810
Total	338,973,691	251,714,086	$107,336	$111,628	$7,698	18,508,363

7. Stock-Based Compensation

Stock Incentive Plan

In December 2015, the Company’s board of directors adopted and approved the 2015 Stock Incentive Plan (the “2015 Plan”). The 2015 Plan provided for the granting of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to eligible employees, officers, directors, consultants and advisors as determined by the Company’s board of directors.

In February 2021, the Company’s board of directors adopted and the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective on February 5, 2021, following which no further grants were or will be made under the 2015 Plan. The 2021 Plan provides for the grant of stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to our employees, consultants and directors. As of March 31, 2021, the Company had 2,693,301 shares available for future issuance under the 2021 Plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over the remaining three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Three Months Ended March 31,
	2021	2020
Fair value of common stock	$22.51	$2.18
Expected term (in years)	6.0	5.9
Expected volatility	79.7%	75.9%
Risk-free interest rate	0.7%	0.7%
Dividend yield	—	—

The following table summarizes the Company’s stock option activity for three months ended March 31, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	5,084,679	$3.79	9.42	$32,086
Granted	394,934	$22.51
Exercised	(38,216)	$1.31
Outstanding at March 31, 2021	5,441,397	$5.16	9.24	$206,544
Exercisable at March 31, 2021	989,860	$1.80	8.85	$40,772

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $15.27 and $1.42 per share, respectively. As March 31, 2021, total unrecognized compensation expense related to stock options was $13.9 million which is expected to be recognized over a weighted-average period of 3.11 years.

As of March 31, 2021, options for 359,719 shares with a weighted average exercise price of $1.35 were exercised and unvested. The underlying proceeds from the unvested exercises of $0.7 million is recorded in other current liabilities on the consolidated balance sheet.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Research and development	$449	$47
General and administrative	442	65
Total stock-based compensation expense	$891	$112

8. Leases

Since December 31, 2020, there have been no material changes to the key terms of the Company’s lease agreements. For further information on terms and conditions of the Company’s existing leases, please see Note 10. Leases to the consolidated financial statements included in the 2020 Annual Report.

The elements of lease expense were as follows:

	Three Months Ended March 31,
(in thousands except weighted-average amounts)	2021	2020
Operating lease cost	$747	$—
Short-term lease cost	52	153
Variable lease cost	122	48
Total lease cost	$921	$201
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$442	$—
Weighted-average remaining lease term (years)	9.33	—
Weighted-average discount rate	9.36%	—

Right-of-use lease assets and lease liabilities are reported in the Company’s consolidated balance sheets as follows:

(in thousands)	March 31, 2021	December 31, 2020
Assets
Operating right-of-use assets	$16,796	$17,117
Liabilities
Operating lease liabilities, current	$1,155	$863
Operating lease liabilities, non-current	$17,121	$17,430
Total lease liabilities	$18,276	$18,293

9. Significant Agreements

Since December 31, 2020, there have been no material changes to the key terms of the Company’s license agreements. For further information on terms and conditions of the Company’s existing license agreements, please see Note 11. Significant Agreements to the consolidated financial statements included in the 2020 Annual Report.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2021	2020
Numerator:
Net loss	$(13,723)	$(7,849)
Cumulative dividends on redeemable convertible preferred stock	(1,228)	(715)
Net loss attributable to common stockholders	$(14,951)	$(8,564)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	22,263,994	145,016
Net loss per share attributable to common stockholders, basic and diluted	$(0.67)	$(59.06)

As of March 31, 2021 and 2020, the Company’s potentially dilutive securities were redeemable convertible preferred stock and stock options. Based on the amounts outstanding at March 31, 2021 and 2020, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Series A-1 redeemable convertible preferred stock	—	20,000,000
Series A-2 redeemable convertible preferred stock	—	107,194,866
Options to purchase common stock	5,441,397	1,753,429

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).

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

We are developing our lead eHSC product candidate, VOR33, and our companion therapeutic, VCAR33, which together, we believe, have the potential to transform the treatment paradigm for acute myeloid leukemia (“AML”) and other hematological malignancies. We use genome engineering technology to remove CD33 surface targets from HSCs to create VOR33. Our Investigational New Drug (“IND”) application for VOR33 in patients with AML was accepted by the U.S. Food and Drug Administration (“FDA”) in January 2021. We intend to initiate a first-in-human Phase 1/2a trial of VOR33 in AML patients in combination with Mylotarg by enrolling the first patient in the second quarter of 2021. In April 2021, we received a no objection letter from Health Canada that allows us to conduct our Phase 1/2a clinical trial of VOR33 in Canada. We expect initial data from this trial to be reported in late 2021 or in the first half of 2022. If successful, this trial will provide important validating evidence of the potential of VOR33 and our broader eHSC approach, which we believe has significant potential to improve clinical outcomes for hematological malignancies beyond AML and change the standard of care. We are developing VOR33 as an eHSC product candidate to replace the standard of care in transplant settings. Once the VOR33 cells have engrafted, we believe patients can be treated with anti-CD33 therapies, such as Mylotarg or VCAR33, with limited on-target toxicity, leading to durable anti-tumor activity and potential cures. In preclinical studies, we have observed that the removal of CD33 provided robust protection of these healthy donor HSCs from the cytotoxic effects of CD33-directed companion therapeutics yet had no deleterious effects on the differentiation or function of hematopoietic cells.

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

Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through March 31, 2021, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $344.0 million.

We have incurred significant operating losses since inception, including net losses of $13.7 million for three months ended March 31, 2021 and $43.3 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $74.9 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we continue to invest in our research and development activities, expand our product pipeline, hire additional personnel, invest in and grow our business, maintain, expand and protect our intellectual property portfolio, and seek regulatory approvals for and commercialize any approved product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance premiums, investor relations and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of our equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or other events. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

As of March 31, 2021, we had cash and cash equivalents of $262.6 million. In January 2021, we closed the second and final tranche of our Series B preferred stock financing, selling an aggregate of 87,259,605 additional shares of our Series B preferred stock for aggregate proceeds of $45.4 million, net of issuance costs. In addition, in February 2021, we completed our initial public offering (“IPO”) and sold 11,302,219 shares of our common stock, at a public offering price of  $18.00 per share. We received net proceeds of approximately $186.3 million from the IPO, after deducting underwriters’ discounts and commissions and other offering expenses paid by us. We expect that our existing cash and cash equivalents at March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into at least the first quarter of 2023.

Business Impact of the COVID-19 Pandemic

The global COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the COVID-19 situation closely. To date our financial condition and operations have not been significantly impacted by the COVID-19 pandemic. However, we cannot, at this time, predict the specific extent, duration or full impact that the COVID-19 pandemic will have on our financial condition and operations, including our ongoing and planned preclinical and clinical trials. The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and subsequent waves, including any variants of the outbreak and its impact on our clinical trial enrollment, trial sites, contract research organizations (“CROs”), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel as many of our employees are working remotely. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The development of our product candidates could be disrupted and materially adversely affected in the future by the COVID-19 pandemic. Our planned clinical trials also could be delayed due to government orders and site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, COVID-19 could affect our employees or the employees of research sites and service providers on whom we rely, including CROs, as well as those of companies with which we do business, including our suppliers and contract manufacturing organizations (“CMOs”), thereby disrupting our business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which we and the companies with which we do business operate could materially impact the ability of employees to access preclinical and clinical sites, laboratories, manufacturing site and office. These and other events resulting from the COVID-19 pandemic could disrupt, delay, or otherwise adversely impact our business.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, costs, and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates. There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report.

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

Expenses

Research and Development Expenses

Research and development expenses consist primarily of external and internal expenses incurred in connection with our research and development activities, including our drug discovery efforts and the development of VOR33 and VCAR33.

External expenses include:

•	research and development expenses incurred under agreements with CROs and other scientific development services;
•	costs of consultants, including their fees and related travel expenses;
•	costs related to compliance with quality and regulatory requirements;
•	costs of laboratory supplies and acquiring and developing preclinical and clinical trial materials, including expenses associated with our CMOs; and
•	payments made under third party licensing agreements.

Internal expenses include:

•	personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses, for employees involved in research and development activities; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, insurance and other internal operating costs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits and stock-based compensation expenses for employees involved in our executive, finance, corporate, business development and administrative functions, as well as expenses for outside professional services, including legal, audit, accounting and tax-related services and other consulting fees, facility-related expenses, which include depreciation costs and other allocated expenses for rent and maintenance of facilities, insurance costs, recruiting costs, travel expenses and other general administrative expenses.

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

Other Income

Interest Income

Interest income consists of interest income earned on our cash and cash equivalents held at financial institutions.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Operating expenses:
Research and development	$8,941	$6,171	$2,770
General and administrative	4,789	1,707	3,082
Total operating expenses	13,730	7,878	5,852
Loss from operations	(13,730)	(7,878)	(5,852)
Other income:
Interest income	7	29	(22)
Total other income	7	29	(22)
Net loss and comprehensive loss	$(13,723)	$(7,849)	$(5,874)

Research and Development Expenses

The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
External expenses	$3,409	$4,331	$(922)
Internal expenses:
Personnel expenses (including stock-based compensation)	4,318	1,464	2,854
Facilities and other expenses	1,214	376	838
Total research and development expenses	$8,941	$6,171	$2,770

Research and development expenses were approximately $8.9 million for the three months ended March 31, 2021, compared to approximately $6.2 million for the three months ended March 31, 2020. The increase of approximately $2.8 million was primarily due to an increase of $2.9 million in personnel costs primarily attributable to an increase in employee headcount to support the growth of our research and development efforts and an increase of $0.8 million in facilities and other expenses primarily due to increases in rent and depreciation expense. These increases were partially offset by a $0.9 million decrease in external preclinical studies, research consulting fees, and laboratory supplies costs.

General and Administrative Expenses

General and administrative expenses were approximately $4.8 million for three months ended March 31, 2021, compared to approximately $1.7 million for the three months ended March 31, 2020. The increase of $3.1 million was primarily due to an increase of $1.4 million in personnel costs attributable to increased employee headcount, an increase of $1.4 million in professional fees primarily attributable to legal and consultant costs and an increase of $0.4 million in facilities and other expenses primarily due to increases in rent expense and purchases of office equipment and supplies.

Other Income

Other income decreased by $22,000 from other income of $29,000 for the three months ended March 31, 2020 to other income of $7,000 for the three months ended March 31, 2021. The decrease in interest income was primarily due to lower yields in our cash and cash equivalents in the first quarter of 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $344.0 million as of March 31, 2021, including net proceeds of approximately $45.4 million, net of issuance costs, from our sale of Series B preferred stock in January 2021, and $186.3 million from our IPO in February 2021, after deducting underwriters’ discounts and other offering expenses paid by us.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(17,649)	$(6,085)
Net cash used in investing activities	(1,171)	(545)
Net cash provided by financing activities	232,848	17,762
Net increase in cash, cash equivalents and restricted cash	$214,028	$11,132

Operating Activities

Net cash used in operating activities was approximately $17.6 million for the three months ended March 31, 2021, reflecting a net loss of approximately $13.7 million, partially offset by a net change of $5.5 million in our net operating assets and liabilities and non-cash charges of $1.5 million. The non-cash charges primarily consisted of stock-based compensation expense of $0.9 million, non-cash lease expense of $0.3 million and depreciation expense of $0.3 million. The change in our net operating assets and liabilities was primarily due to a decrease in accounts payable of $2.4 million and a decrease in other assets of $0.1 million. These decreases were offset by an increase in prepaid expenses and other current assets of $3.1 million.

Net cash used in operating activities was approximately $6.1 million for the three months ended March 31, 2020, reflecting a net loss of $7.8 million, partially offset by a net change of $1.6 million in our net operating assets and liabilities and non-cash charges of $0.2 million. The non-cash charges primarily consisted of depreciation expense of $0.1 million and stock-based compensation expense of $0.1 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $1.9 million, partially offset by an increase in prepaid expenses and other current assets of $0.3 million.

The approximately $10.9 million increase in net cash used in operating activities for three months ended March 31, 2021 compared to three months ended March 31, 2020 was primarily due to an increase in operating expenses as a result of our increased efforts identifying product candidates and advancing the development of VOR33, including increased personnel costs related to our increased headcount.

Investing Activities

Net cash used in investing activities was approximately $1.2 million for the three months ended March 31, 2021, which consisted primarily of purchases of property and equipment. Net cash used in investing activities was $0.5 million for the three months ended March 31, 2020, which consisted primarily of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $232.8 million for the three months ended March 31, 2021, which consisted of proceeds of $45.4 million received from the issuance of shares of our preferred stock and IPO net proceeds of $187.5 million. Net cash provided by financing activities was $17.8 million for the three months ended March 31, 2020, consisting primarily of proceeds from the issuance of shares of our preferred stock.

Funding Requirements

As of March 31, 2021, we had cash and cash equivalents of $262.6 million. We will need to raise additional capital in the future to fund our future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

We expect that our existing cash and cash equivalents at March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into at least the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of our equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of our equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2021, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2020 Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recent Accounting Pronouncements

There are no new significant recent accounting pronouncements which may materially impact our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. Interest income is sensitive to changes in the general level of interest rates. However, due to the short-term maturities of our cash equivalents, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial statements.

As of March 31, 2021 and December 31, 2020, we had no debt outstanding and therefore were not exposed to related interest rate risk.

Foreign Currency Exchange Risk

All of our employees and our operations are currently located in the United States and our expenses are generally denominated in U.S. dollars. We therefore are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we have contracted with and may continue to contract with non-U.S. vendors who we may pay in local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not had a formal hedging program with respect to foreign currency. We believe a hypothetical 100 basis point increase or decrease in exchange rates during any of the periods presented would not have a material effect on our financial statements.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We believe that inflation has not had a material effect on our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

The following risk factors and other information included in this Quarterly Report on Form 10-Q, including our financial statements and related notes thereto, should be carefully considered. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the discussion regarding some of the forward-looking statements that are qualified by these risk factors contained elsewhere in this Quarterly Report on Form 10-Q. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. Such risks may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have not generated any revenue and have incurred significant operating losses. For the three months ended March 31, 2021 and year ended December 31, 2020, our net loss was $13.7 million and $43.3 million, respectively. As of March 31, 2021, we had an accumulated deficit of $74.9 million. We have financed our operations primarily through a public offering of our common stock and private placements of our preferred stock. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2021, our cash and cash equivalents were $262.6 million. We expect that our existing cash and cash equivalents as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into at least the first quarter of 2023. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

As of December 31, 2020, we had gross federal net operating loss carryforwards of $54.8 million including $52.9 million that had an indefinite carryforward period and $1.9 million that were subject to expiration at various dates through 2037. Furthermore, we have state and local net operating loss carryforwards of $49.3 million which will expire at various dates through 2040. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, is limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our initial public offering, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382 of the Code. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that our net operating losses are not already limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. There is a full valuation allowance for net deferred tax assets, including net operating loss carryforwards.

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

•	the efficacy, safety and tolerability profiles that are satisfactory to the FDA, European Medicines Agency (“EMA”) or any comparable foreign regulatory authority for marketing approval;
•	the timely receipt of marketing approvals for VOR33 and VCAR33 from applicable regulatory authorities;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	the maintenance of existing or the establishment of new supply arrangements with third-party suppliers and manufacturers for clinical development of VOR33 and VCAR33;
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

We are developing VOR33 so that it can be used in combination or in sequence with other product candidates that we in-license or develop ourselves, and we are focused on a product development strategy that includes leveraging the synergies among a comprehensive portfolio of our product candidates. For example, if the initial clinical trials of VOR33 and VCAR33 are each successful, we anticipate conducting clinical trials of the VOR33/VCAR33 Treatment System for the treatment of myeloid malignancies such as AML. Our success may depend, in part, on our ability to develop a complementary product portfolio with product candidates that will address a major limitation of existing therapies. Given our limited experience in developing product candidates that have received marketing approval, we may not be successful in developing some of our product candidates. The failure of one of our product candidates to obtain regulatory approval or market acceptance may affect our ability to expand our market opportunities for our other product candidates or programs. Although we may develop product candidates that ultimately obtain marketing approval, if we are unable to successfully develop our current programs into a comprehensive portfolio of product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our current and future product candidates.

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

There is significant uncertainty related to third-party coverage and reimbursement of eHSCs. For example, effective for cost reporting periods beginning on or after October 1, 2020, under the Medicare Hospital Inpatient Prospective Payment Systems (“IPPS”), Medicare payment to the hospital for hematopoietic stem cell acquisition, including the preparation and processing of stem cells derived from peripheral blood, will be made on a reasonable cost basis. We believe that this new rule may also apply to eHSC products. Alternatively, we may apply for Medicare’s New Technology Add-on Payment (“NTAP”) designation for our eHSC product candidates, which, if approved, may allow for temporary reimbursement for new cell therapies above the standard Medicare Severity Diagnosis-Related Group (“MS-DRG”) payment amount under IPPS. NTAP will only be available for our product candidates, if approved, if we submit a timely and complete application and CMS determines that our product candidates meet the eligibility requirements of NTAP, including, among other criteria, demonstrating a substantial clinical improvement relative to services or technologies previously available. We also believe that, for patients covered by commercial insurance, reimbursement will be based on a case rate methodology with possible provisions for separate payments for new therapies, such as eHSC. However, we cannot be certain that our eHSCs would qualify for these carveouts or other reimbursement avenues for new therapies. We also may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize a product candidate. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment. Further, even if favorable coverage and reimbursement status is attained for one or more products candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any product candidates will be harmed.

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

Insurance coverage is also increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q apply to the activities of our collaborators.

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

In addition, the U.S. government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for U.S. manufacturers may limit our ability to contract with non-

U.S. product manufacturers for products covered by such intellectual property. To the extent any of our current or future intellectual property is generated through the use of U.S. government funding, the provisions of the Bayh-Dole Act may similarly apply.

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

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, including certain laws and regulations applicable only if we have marketed products, include, but are not limited to, the following:

•

the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering, or providing any remuneration (including any kickback, bribe or certain rebates), directly or indirectly, in cash or in kind, to induce, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of any item, good, facility, or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the ACA. The ACA substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. There are, and may continue to be, judicial challenges, including review by the United States Supreme Court. See “Business—Healthcare Reform” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). We cannot predict the ultimate content, timing or effect of any changes to the ACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

As of April 15, 2021, we had 92 full-time employees and, in connection with the growth and advancement of our pipeline and having become a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, manufacturing and, as our product candidates advance through later stages of clinical development, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price is, and is likely to continue to be, volatile. For example, our stock traded within a range of a high price of $63.62 and a low price of $25.32 per share for the period of February 5, 2021, our first day of trading on the Nasdaq Global Select Market, through April 15, 2021. As a result of volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. Of the 37,131,633 shares of our common stock outstanding as of April 30, 2021, approximately 25,829,414 shares are currently subject to restrictions on transfer under 180-day lock-up arrangements with either the underwriters for our initial public offering or under agreements entered into between us and the holders of those shares. These restrictions are due to expire on August 4, 2021, resulting in these shares becoming eligible for public sale on August 5, 2021 if they are registered under the Securities Act of 1933, as amended (the “Securities Act”), or if they qualify for an exemption from registration under the Securities Act, including under Rules 144 or 701.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially own shares representing a majority of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may remain an emerging growth company for up to five years. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and being permitted to provide only two years of audited financial statements. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. For example, we did not include all of the executive compensation related information in our 2020 Annual Report that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have availed ourselves of this extended transition period and we cannot predict whether investors will find our common stock less attractive due to this election.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of our common stock and preferred stock issued and stock options granted by us during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Also included is the consideration, if any, received by us for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed.

In January 2021, we issued an aggregate of 87,259,605 shares of our Series B preferred stock at a purchase price of $0.52 per share for aggregate consideration of $45.4 million. Upon the closing of our initial public offering, all shares of our Series B preferred stock then outstanding automatically converted into shares of common stock on a one-for-one basis. Between January 1, 2021 and February 8, 2021, which was the date prior to the filing of our registration statement on Form S-8, we issued an aggregate of 7,907 shares of common stock upon the exercise of options for aggregate consideration of approximately $14,000 and we granted options under our 2021 Equity Incentive Plan to purchase an aggregate of 323,011 shares of our common stock, each at an exercise price of $18.00 per share, to our employees and directors.

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

As of March 31, 2021, we had not used any of the net proceeds from our initial public offering. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectuses concerning our IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits.

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-252175	4.1	February 1, 2021
10.1+	2021 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	S-1/A	333-252175	10.6	February 1, 2021
10.2+	2021 Employee Stock Purchase Plan	S-1/A	333-252175	10.7	February 1, 2021
10.3+	Form of Indemnification Agreement with Executive Officers and Directors	S-1	333-252175	10.8	January 15, 2021
10.4+	Non-Employee Director Compensation Policy	S-1/A	333-252175	10.14	February 1, 2021
10.5+	Executive Severance and Change in Control Benefits Plan	S-1/A	333-252175	10.15	February 1, 2021

31.1

Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

						X

31.2

Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

						X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Indicates management contract or compensatory plan.

†The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOR BIOPHARMA INC.

Date: May 6, 2021	By:	/s/ Robert Ang
Robert Ang President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ Nathan Jorgensen
Nathan Jorgensen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)