Form 10-Q
period 2021-06-30
Vor Biopharma Inc.
filed 2021-08-09
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Number of shares of the registrant’s Common Stock outstanding as of August 2, 2021 was 37,144,567.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

•

the timing, progress and results of our preclinical studies and clinical trials of our product candidates, including statements regarding the timing of initiation, enrollment and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	the timing of clinical trials and timing of expected clinical results for our current and future product candidates;
•	the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for our product candidates for any indication;
•	the COVID-19 pandemic, which could continue to adversely impact our business, including our preclinical studies and clinical trials;
•	our ability to identify patients with the diseases treated by our product candidates, and to enroll patients in trials;
•	our expectations regarding the market acceptance and opportunity for and clinical utility of our product candidates, if approved for commercial use;
•	our expectations regarding the scope of any approved indication for any product candidate;
•	our ability to successfully commercialize our product candidates;
•

our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional funding before we can expect to generate any revenue from product sales;

•	our ability to establish or maintain collaborations or strategic relationships;
•	our ability to identify, recruit and retain key personnel;
•	our reliance upon intellectual property licensed from third parties and our ability to obtain such licenses on commercially reasonable terms or at all;
•	our ability to protect and enforce our intellectual property position for our product candidates, and the scope of such protection;
•	our financial performance;
•	the period over which we estimate our existing cash, cash equivalents and investments will be sufficient to fund our future operating expenses and capital expenditure requirements;
•	our competitive position and the development of and projections relating to our competitors or our industry;
•	our estimates regarding future revenue, expenses and needs for additional financing;
•	the impact of laws and regulations; and
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands, except share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$169,516	$48,539
Investments	75,118	0
Prepaid expenses	4,566	467
Other current assets	65	100
Total current assets	249,265	49,106
Restricted cash equivalents	1,559	1,559
Property and equipment, net	5,852	4,728
Operating lease right-of-use assets	16,356	17,117
Other assets	2,111	3,398
Total assets	$275,143	$75,908
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,369	$2,361
Accrued expenses	4,293	6,260
Operating lease liability	1,164	863
Other current liabilities	478	723
Total current liabilities	8,304	10,207
Long-term liabilities:
Operating lease liabilities—non-current	16,731	17,430
Total liabilities	25,035	27,637
Series A-1 redeemable convertible preferred stock, $0.0001 par value; 0 shares and 20,000,000 shares authorized, issued, and outstanding as of June 30, 2021 and December 31, 2020, respectively (liquidation preference of $4,000 as of December 31, 2020)	—	2
Series A-2 redeemable convertible preferred stock, $0.0001 par value; 0 and 107,194,866 shares authorized, issued, and outstanding as of June 30, 2021 and December 31, 2020, respectively (liquidation preference of $42,878 as of December 31, 2020)	—	42,786
Series B redeemable convertible preferred stock, $0.0001 par value; 0 shares and 211,778,825 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 shares and 124,519,220 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (liquidation preference of $64,750 as of December 31, 2020)	—	64,548
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 400,000,000 and 420,000,000 shares authorized as of June 30, 2021 and December 31, 2020 respectively; 37,142,950 and 893,231 shares issued and 36,885,372 and 505,074 outstanding as of June 30, 2021 and December 31, 2020, respectively	4	1
Additional paid-in capital	343,421	2,158
Accumulated deficit	(93,317)	(61,224)
Total stockholders’ equity (deficit)	250,108	(59,065)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$275,143	$75,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Operating expenses:
Research and development	$12,970	$5,975	$21,911	$12,146
General and administrative	5,410	2,065	10,199	3,772
Total operating expenses	$18,380	$8,040	$32,110	$15,918
Loss from operations	$(18,380)	$(8,040)	$(32,110)	$(15,918)
Other income:
Interest income	10	—	17	29
Total other income	10	—	17	29
Net loss and comprehensive loss	$(18,370)	$(8,040)	$(32,093)	$(15,889)
Cumulative dividends on redeemable convertible preferred stock	—	(855)	(1,228)	(1,570)
Net loss attributable to common stockholders	$(18,370)	$(8,895)	$(33,321)	$(17,459)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(56.85)	$(1.13)	$(115.83)
Weighted-average common shares outstanding, basic and diluted	36,843,087	156,454	29,593,814	150,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of Redeemable Convertible Preferred Stock and

Stockholders’ EQUITY (Deficit)

(Unaudited)

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	20,000,000	$2	107,194,866	$42,786	124,519,220	$64,548	505,074	$1	$2,158	$(61,224)	$(59,065)
Issuance of Series B redeemable convertible preferred stock	—	—	—	—	87,259,605	45,375	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(20,000,000)	(2)	(107,194,866)	(42,786)	(211,778,825)	(109,923)	24,924,501	2	152,709	—	152,711
Issuance of common shares upon closing of initial public offering, net of offering costs and underwriter fees of $17,132	—	—	—	—	—	—	11,302,219	1	186,307	—	186,308
Issuance of common stock upon vesting and exercise of stock options	—	—	—	—	—	—	38,216	—	65	—	65
Stock-based compensation expense	—	—	—	—	—	—	—	—	891	—	891
Net loss	—	—	—	—	—	—	—	—	—	(13,723)	(13,723)
Balance at March 31, 2021	—	$—	—	$—	—	$—	36,770,010	$4	$342,130	$(74,947)	$267,187
Issuance of common stock upon vesting and exercise of stock options	—	—	—	—	—	—	115,362	—	224	—	224
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,067	—	1,067
Net loss	—	—	—	—	—	—	—	—	—	(18,370)	(18,370)
Balance at June 30, 2021	—	$—	—	$—	—	$—	36,885,372	$4	$343,421	$(93,317)	$250,108

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	20,000,000	$2	62,819,866	$25,067	—	$—	119,936	$—	$458	$(17,887)	$(17,429)
Issuance of Series A-2 Redeemable Convertible Preferred Stock	—	—	44,375,000	17,719	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	31,384	—	43	0	43
Stock-based compensation expense	—	—	—	—	—	—	—	—	112		112
Net loss	—	—	—	—	—	—	—	—	—	(7,849)	(7,849)
Balance at March 31, 2020	20,000,000	$2	107,194,866	$42,786	—	$—	151,320	$—	$613	$(25,736)	$(25,123)
Issuance of Series B Redeemable Convertible Preferred Stock	—	—	—	—	124,519,220	64,548	—		—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	13,990	—	17	—	17
Stock-based compensation expense	—	—	—	—	—	—	—	—	153	—	153
Net loss	—	—	—	—	—	—	—	—	—	(8,040)	(8,040)
Balance at June 30, 2020	20,000,000	$2	107,194,866	$42,786	124,519,220	$64,548	165,310	$—	$783	$(33,776)	$(32,993)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(32,093)	$(15,889)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	665	171
Non-cash lease expense	1,504	139
Stock-based compensation	1,958	265
Other	4	—
Changes in operating assets and liabilities:
Operating lease liability	(1,141)	191
Prepaid expenses and other current assets	(4,064)	(330)
Accounts payable and accrued expenses	(762)	1,040
Other assets	(285)	—
Net cash used in operating activities	(34,214)	(14,413)
Cash flow from investing activities
Purchases of investments	(75,122)	—
Purchases of property and equipment	(2,090)	(1,097)
Net cash used in investing activities	(77,212)	(1,097)
Cash flow from financing activities
Proceeds from issuance of redeemable convertible preferred stock	45,375	81,894
Proceeds from the issuance of common stock upon closing of initial public offering, net of underwriter fees	189,199	—
Payment of initial public offering costs	(2,215)	—
Proceeds from stock option exercises	44	60
Net cash provided by financing activities	232,403	81,954
Net increase in cash, cash equivalents and restricted cash equivalents	120,977	66,444
Cash, cash equivalents and restricted cash equivalents, beginning of period	$50,098	$8,025
Cash, cash equivalents and restricted cash equivalents, end of period	$171,075	$74,469
Supplemental disclosure of non-cash activities
Lease incentive paid by the landlord on behalf of the Company	$—	$151
Operating right-of-use assets and operating lease liability recorded upon lease commencement	$35	$17,899
Purchases of property and equipment in accounts payable	$142	$400
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$152,711	$—
Deferred offering costs in accounts payable and accrued expenses	$—	$127
Receivable related to Series B redeemable convertible preferred stock	$—	$500

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Cash and cash equivalents	$169,516	$72,910
Restricted cash equivalents	1,559	1,559
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$171,075	$74,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business

Vor Biopharma Inc. (the “Company”) is a cell and genome engineering company that combines a novel patient engineering approach with targeted therapies to provide a single company solution for patients suffering from hematological malignancies. The Company’s proprietary platform leverages its expertise in hematopoietic stem cell (“HSC”) biology, genome engineering and targeted therapy development to genetically modify HSCs to remove surface targets expressed by cancer cells. The Company is headquartered in Cambridge, Massachusetts. The Company was incorporated on December 30, 2015.

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

Risks and Uncertainties

The Company is subject to a number of risks common to development stage companies in the biotechnology industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, dependence on key personnel, protection of proprietary technology, reliance on third party organizations, risks of obtaining regulatory approval for any product candidate that it may develop, development by competitors of technological innovations, compliance with government regulations, the impact of the COVID-19 pandemic, including impacts related to the variants of the virus, and the need to obtain additional financing.

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents and investments at June 30, 2021 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies in developing the estimates and assumptions that are used in the preparation of the condensed consolidated financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: estimating the fair value of the Company’s common stock (prior to the IPO); accrued expenses and research and development expenses.

Investments

Investments represent excess cash balances held in marketable debt securities and are classified as available-for-sale. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such securities represent an investment of cash that is available for current operations.

Available-for-sale investments are reported at fair value at each balance sheet date. Changes in the market value of available-for-sale investments, excluding other-than-temporary impairments, are reflected as other comprehensive income, a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income in our condensed consolidated statements of operations and comprehensive loss.

Investments are evaluated for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment to allow for an anticipated recovery in fair value. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash equivalents and investments. The Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company’s investments consist of money market funds and marketable debt securities, including U.S. Treasury securities. The Company’s investments may include commercial paper and other debt securities of U.S. government agencies, corporate entities, and banks. The Company’s investment policy limits instruments to investment grade securities with high credit quality issuers with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.

Unaudited Interim Financial Information

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

During the six months ended June 30, 2021, other than the addition of the investments accounting policy and disclosure of related credit risks, there have been no changes to the Company’s significant accounting policies as described in the 2020 Annual Report.

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

3. Investments

The amortized cost and estimated fair value of investments, by contractual maturity are as follows:

	June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding losses	Fair Value

U.S. Treasuries maturing after one year through five years	$75,118	$—	$—	$75,118
Total	$75,118	$—	$—	$75,118

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$107,835	$—	$—	$107,835
Investments
U.S. Treasury securities	—	75,118	—	75,118
Restricted cash equivalents
Money market funds	1,559	—	—	1,559
Total	$109,394	$75,118	$—	$184,512

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total

Money market fund	$41,036	$—	$—	$41,036
Total	$41,036	$—	$—	$41,036

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of investments was determined based on observable market inputs. Other than the purchase of U.S. Treasury securities classified as level 2 of the fair value hierarchy during the six months ended June 30, 2021, there were no transfers between levels from the year ended December 31, 2020.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Furniture and equipment	$57	$40
Laboratory equipment	7,010	5,247
Computer equipment	176	167
Property and equipment, gross	7,243	5,454
Accumulated depreciation	(1,391)	(726)
Property and equipment, net	$5,852	$4,728

Depreciation expense for the three and six months ended June 30, 2021 was approximately $0.4 million and $0.7 million, respectively, and for the three and six months ended June 30, 2020 was approximately $0.1 million and $0.2 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Accrued employee-related and other expenses	$2,317	$2,727
Accrued research and development	1,035	1,924
Accrued professional fees	573	1,097
Accrued license and milestone fees	80	450
Accrued other	288	62
Total accrued expenses	$4,293	$6,260

7. Equity

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

8. Stock-Based Compensation

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

In February 2021, the Company’s board of directors adopted and the stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective on February 5, 2021, following which no further grants were or will be made under the 2015 Plan. The 2021 Plan provides for the grant of stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to our employees, consultants and directors. As of June 30, 2021, the Company had 2,619,976 shares available for future issuance under the 2021 Plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over the remaining three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value of common stock	$23.38	$2.18	$22.66	$2.18
Expected term (in years)	6.1	6.1	6.0	5.9
Expected volatility	79.7%	76.3%	79.7%	76.0%
Risk-free interest rate	1.1%	0.5%	0.8%	0.6%
Dividend yield	—	—	—	—

During the six months ended June 30, 2021 and 2020, the Company granted stock options to purchase 478,434 shares and 696,510 shares, respectively, of its common stock with aggregate grant date fair values of $7.4 million and $1.0 million, respectively.

As of June 30, 2021, total unrecognized compensation expense related to stock options was $14.1 million, which is expected to be recognized over a weighted-average period of 2.88 years.

As of June 30, 2021 options for 257,578 shares with a weighted average exercise price of $1.85 were exercised and unvested. The underlying proceeds from the unvested exercises of $0.5 million is recorded in other current liabilities on the condensed consolidated balance sheet.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Research and development	$542	$73	$991	$120
General and administrative	525	80	967	145
Total stock-based compensation expense	$1,067	$153	$1,958	$265

9. Leases

Cambridgepark Lease Amendments

On June 15, 2021, the Company entered into the first lease amendment (“First Lease Amendment”) and second lease amendment (“Second Lease Amendment” and, together with the First Lease Amendment, the “Lease Amendments”) with PPF Off 100 Cambridge Park Drive, LLC (the “Landlord”). The Lease Amendments amended the Company’s lease agreement for its corporate office and laboratory facilities with the Landlord in Cambridge, Massachusetts to add additional leased space in the same building (the “Amended Cambridgepark Lease”).

The First Lease Amendment expands the amount of space leased by the Company by an additional 10,262 square feet in exchange for aggregate total fixed rent payments of approximately $8.6 million with the annual fixed rental payments escalating from $0.9 million to $1.1 million during the term. The First Lease Amendment is estimated to commence during the fourth quarter of 2021.

The Second Lease Amendment expands the amount of space leased by the Company by an additional 30,175 square feet in exchange for aggregate total fixed rent payments of approximately $22.7 million with the annual fixed rental payments escalating from $1.2 million to $3.0 million during the term. The Second Lease Amendment’s term is estimated to commence during the first quarter of 2022.

Payments due associated with the Lease Amendments include fixed and variable payments. Variable payments relate to the Company’s share of the Landlord’s operating costs associated with the underlying assets and are recognized when the event on which those payments are assessed. The Amended Cambridgepark Lease does not contain a residual value guarantee. The Lease Amendments term end dates are coterminous with the existing lease agreement. In conjunction with the Lease Amendments, the Company was required to increase its irrevocable standby letter of credit to $2.4 million for the benefit of the Landlord, of which $1.6 million has been secured by money market investments and is presented as restricted cash equivalents.

For further information on terms and conditions of the Company’s Cambridgepark lease, please see Note 10 to the condensed consolidated financial statements included in the 2020 Annual Report.

The elements of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except weighted-average amounts)	2021	2020	2021	2020
Operating lease cost	$757	$285	$1,504	$285
Short-term lease cost	—	88	52	241
Variable lease cost	312	41	434	89
Total lease cost	$1,069	$414	$1,990	$615

The following table represents the weighted-average remaining lease term and discount rate information:

(in thousands)	June 30, 2021	December 31, 2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,141	$703
Right-of-use assets obtained in exchange for lease obligations	35	17,899
Weighted-average remaining lease term (years)	9.1	9.6
Weighted-average discount rate	9.4%	9.4%

Right-of-use lease assets and lease liabilities are reported in the Company’s condensed consolidated balance sheets as follows:

(in thousands)	June 30, 2021	December 31, 2020
Assets
Operating right-of-use assets	$16,356	$17,117
Liabilities
Operating lease liabilities, current	$1,164	$863
Operating lease liabilities, non-current	$16,731	$17,430
Total lease liabilities	$17,895	$18,293

10. Significant Agreements

Since December 31, 2020, there have been no material changes to the key terms of the Company’s license agreements. For further information on terms and conditions of the Company’s existing license agreements, please see Note 11 to the condensed consolidated financial statements included in the 2020 Annual Report.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(18,370)	$(8,040)	$(32,093)	$(15,889)
Cumulative dividends on redeemable convertible preferred stock	—	(855)	(1,228)	(1,570)
Net loss attributable to common stockholders	$(18,370)	$(8,895)	$(33,321)	$(17,459)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	36,843,087	156,454	29,593,814	150,735
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(56.85)	$(1.13)	$(115.83)

As of the three and six months ended June 30, 2021 and 2020, the Company’s potentially dilutive securities were redeemable convertible preferred stock and stock options. The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2021	2020
Series A-1 redeemable convertible preferred stock	—	20,000,000
Series A-2 redeemable convertible preferred stock	—	107,194,866
Series B redeemable convertible preferred stock	—	124,519,220
Options to purchase common stock	5,399,372	1,879,624

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

Overview

We are a cell and genome engineering company combining a novel patient engineering approach with targeted therapies to provide a single company solution for patients suffering from hematological malignancies. Leveraging our expertise in hematopoietic stem cell (“HSC”) biology and genome engineering, we genetically modify HSCs to remove surface targets expressed by cancer cells and then provide these cells as stem cell transplants to patients. Once these cells engraft into bone marrow, we will have engineered the patient such that their HSCs and their blood cell progeny are designed to be treatment resistant to targeted therapies, which we believe will unlock the potential of these targeted therapies to selectively destroy cancerous cells while sparing healthy cells. As a result, our engineered HSCs (“eHSCs”) are designed to limit the on-target toxicities associated with these targeted therapies, which we refer to as companion therapeutics, thereby enhancing their utility and broadening their applicability.

We are developing our lead eHSC product candidate, VOR33, and our companion therapeutic, VCAR33, which together, we believe, have the potential to transform the treatment paradigm for acute myeloid leukemia (“AML”) and other hematological malignancies. We use genome engineering technology to remove CD33 surface targets from HSCs to create VOR33 and are developing VOR33 to replace the standard of care in transplant settings. Once the VOR33 cells have engrafted, we believe patients can be treated with anti-CD33 therapies, such as Mylotarg or VCAR33, with limited on-target toxicity, leading to durable anti-tumor activity and potential cures. In preclinical studies, we have observed that the removal of CD33 provided robust protection of these healthy donor HSCs from the cytotoxic effects of CD33-directed companion therapeutics yet had no deleterious effects on the differentiation or function of hematopoietic cells. Our Investigational New Drug (“IND”) application for VOR33 in patients with AML was accepted by the U.S. Food and Drug Administration (“FDA”) in January 2021 and in April 2021, we received a no objection letter from Health Canada that allows us to conduct our Phase 1/2a clinical trial of VOR33 in Canada. We expect to enroll our first patient in the next few months in this first in human Phase 1/2a trial of VOR33 in AML patients in combination with Mylotarg in part due to delays caused by the COVID-19 pandemic and we remain on track to report initial clinical data from this trial in the first half of 2022. If successful, this trial will provide important validating evidence of the potential of VOR33 and our broader eHSC approach, which we believe has significant potential to improve clinical outcomes for hematological malignancies beyond AML and change the standard of care.

VCAR33 is a CD33-directed chimeric antigen receptor (“CAR”)-T therapy candidate designed to target CD33, a clinically-validated target for AML. We licensed VCAR33 from the National Institutes of Health (“NIH”) and intend to initially develop VCAR33 as a bridge-to-transplant monotherapy for relapsed/refractory AML, where patients have failed prior lines of therapy and need further treatment to achieve morphologic remission and, if possible, subsequent HSCT. This setting typically sources T cells from the patient (autologous cells) and is the setting in which the National Marrow Donor Program (“NMDP”) is currently evaluating a T cell therapy using the same CAR construct as VCAR33 in a multi-site Phase 1/2 clinical trial in young adult and pediatric patients with relapsed/refractory AML, with initial monotherapy proof-of-concept data expected in 2022, depending on the investigator’s timing of data release. The NMDP has recently permitted us to cross-reference its IND for this trial in future IND applications that we may submit with the FDA and we may still potentially assume sponsorship and oversight of the NMDP trial. In the event we cross-reference these trial results in an IND application for VCAR33, we will be required to demonstrate that VCAR33 is comparable to the T cell therapy studied in the NMDP trial, which will require us to show that our manufacturing processes and construct release specifications are sufficiently comparable to those employed in the NMDP trial. In determining comparability, we expect the FDA to evaluate whether and to what extent any changes in our process and specifications are likely to have an adverse effect on the quality, safety and efficacy of VCAR33 in comparison to the T cell therapy studied in the NMDP trial. We believe the T cell therapy being evaluated in the NMDP trial is comparable to VCAR33 and that the trial, if successful, will support future clinical development of VCAR33. Therefore, unless the context requires otherwise, we refer to this program, collectively, as VCAR33. However, the FDA may reject our claim of comparability and the sufficiency of the data to support it, or disagree with our ability to reference the preclinical, manufacturing or clinical data generated by the NMDP trial, and as a result, we may be required to repeat certain development steps undertaken in the NMDP trial if VCAR33 is considered not comparable to its construct. See “Risk Factors—We have not successfully tested our product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in clinical trials.”

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

Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through June 30, 2021, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $344.0 million.

We have incurred significant operating losses since inception, including net losses of $18.4 and $32.1 million for the three and six months ended June 30, 2021, respectively, and $43.3 million for the year ended December 31, 2020. As of June 30, 2021, we had an accumulated deficit of $93.3 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, particularly if and as we continue to invest in our research and development activities, expand our product pipeline, hire additional personnel, invest in and grow our business, maintain, expand and protect our intellectual property portfolio, and seek regulatory approvals for and commercialize any approved product candidates. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, regulatory, tax-related, director and officer insurance premiums, investor relations and other expenses that we did not incur as a private company. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of our equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or other events. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability.

As of June 30, 2021, we had cash, cash equivalents and investments of $244.6 million. In January 2021, we closed the second and final tranche of our Series B preferred stock financing, selling an aggregate of 87,259,605 additional shares of our Series B preferred stock for aggregate proceeds of $45.4 million, net of issuance costs. In addition, in February 2021, we completed our initial public offering (“IPO”) and sold 11,302,219 shares of our common stock, at a public offering price of $18.00 per share. We received net proceeds of approximately $186.3 million from the IPO, after deducting underwriters’ discounts and commissions and other offering expenses paid by us. We expect that our existing cash, cash equivalents and investments at June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into at least the first quarter of 2023.

Business Impact of the COVID-19 Pandemic

The global COVID-19 pandemic continues to rapidly evolve, including with respect to the variants of the virus, and we will continue to monitor the COVID-19 situation closely. To date our financial condition and operations have not been significantly impacted by the COVID-19 pandemic. Although our clinical site initiation activities are underway in our Phase 1/2a trial for VOR33, we have experienced delays in this trial in part due to the COVID-19 pandemic. We cannot, at this time, predict the specific extent, duration or full impact that the COVID-19 pandemic will have on our financial condition and operations, including our ongoing and planned preclinical and clinical trials. The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and subsequent waves of the outbreak, such as those related to variants of the virus, and its impact on our clinical trial enrollment, trial sites, contract research organizations (“CROs”), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The development of our product candidates could be disrupted and materially adversely affected in the future by the COVID-19 pandemic. Our clinical trials also could be delayed due to government orders and site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, COVID-19 could affect our employees or the employees of research sites and service providers on whom we rely, including CROs, as well as those of companies with which we do business, including our suppliers and contract manufacturing organizations (“CMOs”), thereby disrupting our business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which we and the companies with which we do business operate could materially impact the ability of employees to access preclinical and clinical sites, laboratories, manufacturing site and office. These and other events resulting from the COVID-19 pandemic could disrupt, delay, or otherwise adversely impact our business.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, costs, and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates. There have been no material changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report other than those described in Note 2 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our condensed consolidated financial statements as prepaid expenses or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

The successful development of VOR33, VCAR33, the VOR33/VCAR33 Treatment System and any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of VOR33, VCAR33, the VOR33/VCAR33 Treatment System or potential future product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, many of which are outside of our control, including the uncertainty of:

•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	our ability to maintain our current research and development programs and to establish new ones;
•	establishing an appropriate safety profile with IND-enabling studies;
•	the number of sites and patients included in the clinical trials;
•	the countries in which the clinical trials are conducted;
•	per patient trial costs;
•	successful patient enrollment in, and the initiation of, clinical trials, as well as drop out or discontinuation rates, particularly in light of the current COVID-19 pandemic environment;
•	the successful completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority;
•	the number of trials required for regulatory approval;
•	the timing, receipt and terms of any regulatory approvals from applicable regulatory authorities;
•	our ability to establish new licensing or collaboration arrangements;
•	the performance of our current and future collaborators, if any;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	significant and changing government regulation and regulatory guidance;
•	the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly in light of the current COVID-19 pandemic environment;
•	obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights;
•	launching commercial sales of our product candidates, if approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the product candidates following approval.

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

Other Income

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and investments held at financial institutions.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$12,970	$5,975	$6,995
General and administrative	5,410	2,065	3,345
Total operating expenses	18,380	8,040	10,340
Loss from operations	(18,380)	(8,040)	(10,340)
Other income:
Interest income	10	—	10
Total other income	10	—	10
Net loss and comprehensive loss	$(18,370)	$(8,040)	$(10,330)

	Six Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$21,911	$12,146	$9,765
General and administrative	10,199	3,772	6,427
Total operating expenses	32,110	15,918	16,192
Loss from operations	(32,110)	(15,918)	(16,192)
Other income:
Interest income	17	29	(12)
Total other income	17	29	(12)
Net loss and comprehensive loss	$(32,093)	$(15,889)	$(16,204)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended June 30,
	2021	2020	Change
External expenses	$6,586	$3,425	$3,161
Internal expenses:
Personnel expenses (including stock-based compensation)	5,066	1,978	3,088
Facilities and other expenses	1,318	572	746
Total research and development expenses	$12,970	$5,975	$6,995

	Six Months Ended June 30,
	2021	2020	Change
External expenses	$9,995	$7,756	$2,239
Internal expenses:
Personnel expenses (including stock-based compensation)	9,384	3,442	5,942
Facilities and other expenses	2,532	948	1,584
Total research and development expenses	$21,911	$12,146	$9,765

Research and development expenses were approximately $13.0 million for the three months ended June 30, 2021, compared to approximately $6.0 million for the three months ended June 30, 2020. The increase of approximately $7.0 million was primarily due to an increase of $3.1 million in costs related to external clinical and preclinical studies, research consulting fees, and laboratory supplies costs, $3.1 million in personnel costs primarily attributable to an increase in employee headcount to support the growth of our research and development efforts and an increase of $0.8 million in facilities and other expenses primarily due to increases in rent and depreciation expense.

Research and development expenses were approximately $21.9 million for the six months ended June 30, 2021 compared to approximately $12.1 million for the six months ended June 30, 2020. The increase of approximately $9.8 million was primarily due to an increase of $2.2 million in costs related to external clinical and preclinical studies, research consulting fees, and laboratory supplies costs, $6.0 million in personnel costs primarily attributable to an increase in employee headcount to support the growth of our research and development efforts and an increase of $1.6 million in facilities and other expenses primarily due to increases in rent and depreciation expense.

General and Administrative Expenses

General and administrative expenses were approximately $5.4 million for three months ended June 30, 2021, compared to approximately $2.1 million for the three months ended June 30, 2020. The increase of $3.3 million was primarily due to an increase of $1.6 million in personnel costs attributable to increased employee headcount, an increase of $1.2 million in professional fees primarily attributable to increases in use of consultants and in insurance premiums and an increase of $0.4 million in facilities and other expenses primarily due to increases in rent expense and purchases of office equipment and supplies.

General and administrative expenses were approximately $10.2 million for six months ended June 30, 2021, compared to approximately $3.8 million for the six months ended June 30, 2020. The increase of $6.4 million was primarily due to an increase of $3.0 million in personnel costs attributable to increased employee headcount, an increase of $2.6 million in professional fees primarily attributable to increases in use of consultants and in insurance premiums and an increase of $0.8 million in facilities and other expenses primarily due to increases in rent expense and purchases of office equipment and supplies.

Other Income

Other income increased by $10 thousand for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase in interest income was due to increases in interest received from our cash, cash equivalents and investments.

Other income decreased by $12 thousand for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The decrease in interest income was primarily due to a lower yield from our cash and cash equivalents.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $344.0 million as of June 30, 2021, including net proceeds of approximately $45.4 million from our sale of Series B preferred stock in January 2021, and $186.3 million from our IPO in February 2021, after deducting underwriters’ discounts and other offering expenses paid by us.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	For the Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(34,214)	$(14,413)
Net cash used in investing activities	(77,212)	(1,097)
Net cash provided by financing activities	232,403	81,954
Net increase in cash, cash equivalents and restricted cash equivalents	$120,977	$66,444

Operating Activities

Net cash used in operating activities was approximately $34.2 million for the six months ended June 30, 2021, reflecting a net loss of approximately $32.1 million, net cash use of $6.2 million for operating assets and liabilities, which were offset by non-cash charges of $4.1 million. The change in our net operating assets and liabilities was due to an increase in prepaid expenses and other current assets of $4.1 million, a decrease in operating lease liabilities of $1.1 million, a decrease in accounts payable and accrued expense of $0.7 million and increase in other assets of $0.3 million. The non-cash charges primarily consisted of stock-based compensation expense of $1.9 million, non-cash lease expense of $1.5 million and depreciation expense of $0.7 million.

Net cash used in operating activities was approximately $14.4 million for the six months ended June 30, 2020, reflecting a net loss of $15.9 million, partially offset by a net change of $0.9 million in our net operating assets and liabilities and non-cash charges of $0.6 million. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $1.0 million, partially offset by an increase in prepaid expenses and other current assets. The non-cash charges primarily consisted of depreciation expense of $0.2 million and stock-based compensation expense of $0.3 million.

The approximately $19.8 million increase in net cash used in operating activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to an increase in operating expenses as a result of our increased efforts identifying product candidates and advancing the development of VOR33, including increased personnel costs related to our increased headcount.

Investing Activities

Net cash used in investing activities was approximately $77.2 million for the six months ended June 30, 2021, which consisted of purchases of $75.1 million of investments and $2.1 million of property and equipment. Net cash used in investing activities was $1.1 million for the six months ended June 30, 2020, which consisted primarily of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was approximately $232.4 million for the six months ended June 30, 2021, which consisted of proceeds of $45.4 million received from the issuance of shares of our preferred stock and IPO net proceeds of $187.0 million. Net cash provided by financing activities was $82.0 million for the six months ended June 30, 2020, consisting primarily of proceeds from the issuance of shares of our preferred stock.

Funding Requirements

As of June 30, 2021, we had cash, cash equivalents and investments of $244.6 million. We will need to raise additional capital in the future to fund our future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

We expect that our existing cash, cash equivalents and investments at June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into at least the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

We expect our expenses to increase substantially if, and as, we:

•	continue research and preclinical and clinical development of our product candidates, including in particular the expenses associated with our clinical trials;
•	incur third party manufacturing costs to support our preclinical studies and clinical trials of our product candidates and, if approved, their commercialization;
•	seek to identify and develop additional product candidates;
•	make investments in our platform, including the costs of developing internal manufacturing capabilities;
•	seek regulatory and marketing approvals for our product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates;
•	adapt our regulatory compliance efforts to incorporate requirements to applicable marketed products;
•	acquire or in-license products, product candidates, technologies;
•	maintain, expand, enforce, defend and protect our intellectual property;
•	hire additional clinical, quality control, manufacturing and other scientific personnel;
•	add operational, financial and management information systems and personnel;
•	expand our office, laboratory and manufacturing facility; and
•	experience any delays or encounter any issues with any of the above, including as a result of the ongoing COVID-19 pandemic.

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

Contractual Obligations and Other Commitments

During the six months ended June 30, 2021, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2020 Annual Report, except in June 2021 we entered into two lease amendments to our lease agreement for corporate office and laboratory space in Cambridge, Massachusetts. We have excluded from our condensed consolidated balance sheet $31.3 million of fixed payments related to these lease amendments, as they have not yet commenced for accounting purposes. For further information on these lease amendments, please see Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our exposure to money market funds and U.S. Treasury securities in our cash equivalents and investment balances. Interest income is sensitive to changes in the general level of interest rates. However, due to the short-term maturities of our cash equivalents and investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial statements.

As of June 30, 2021 and December 31, 2020, we had no debt outstanding and therefore were not exposed to related interest rate risk.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have not generated any revenue and have incurred significant operating losses. For the six months ended June 30, 2021 and year ended December 31, 2020, our net loss was $32.1 million and $43.3 million, respectively. As of June 30, 2021, we had an accumulated deficit of $93.3 million. We have financed our operations primarily through the sale of our capital stock. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking research and preclinical studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•	advance and complete clinical trials of our product candidate VOR33;
•	initiate clinical development of VOR33 in combination or in sequence with VCAR33 as a companion therapeutic, which we refer to as the VOR33/VCAR33 Treatment System;
•	continue our current research programs and development of other potential product candidates from our current research programs;
•	seek to identify additional product candidates and research programs;
•	initiate preclinical testing and clinical trials for any other product candidates we identify and develop;
•	maintain, expand, enforce, defend and protect our intellectual property portfolio and provide reimbursement of third-party expenses related to our patent portfolio;
•

develop, acquire or in-license additional targeted therapies that could potentially be used in combination or sequence with VOR33 or other engineered hematopoietic stem cell (“eHSC”) product candidates we may develop;

•	seek marketing approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval;
•	adapt our regulatory compliance efforts to incorporate requirements applicable to marketed products;
•	further develop our genome engineering capabilities;
•	hire additional research and development and clinical personnel;
•	hire commercial personnel and advance market access and reimbursement strategies;
•	add operational, financial and management information systems and personnel, including personnel to support our product development;
•	acquire or in-license product candidates, intellectual property and technologies;
•	develop or in-license manufacturing and distribution technologies;

•	build, maintain and validate our own manufacturing facility that is designed to comply with current Good Manufacturing Practices (“cGMP”);
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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of VOR33 in acute myeloid leukemia (“AML”), advance our VCAR33 program through clinical development, initiate clinical development of the VOR33/VCAR33 Treatment System and otherwise continue to advance our research programs in support of our pipeline. In addition, if we obtain marketing approval for VOR33, VCAR33 and/or the VOR33/VCAR33 Treatment System, or any other product candidates we may develop, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. In addition, relative to previous years when we were a private company, we expect to incur significant additional costs associated with operating as a public company in 2021 and future years. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

As of June 30, 2021, our cash, cash equivalents and investments were $244.6 million. We expect that our existing cash, cash equivalents and investments as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into at least the first quarter of 2023. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

•	the progress, results and costs of clinical trials for VOR33, VCAR33 and the VOR33/VCAR33 Treatment System, including any COVID-19-related delays or other effects on our development programs;
•	the costs of continuing to build our technology platform, including in-licensing additional genome engineering technologies for use in developing our product candidates;
•	the costs of developing, acquiring or in-licensing additional targeted therapies to use in combination or in sequence with VOR33 and other eHSC product candidates we may develop;
•	the scope, progress, results and costs of discovery, preclinical development, formulation development and clinical trials for other product candidates we may develop;
•	the costs of expanding our facilities, including the ongoing development of our internal manufacturing capabilities and expansion of our headquarters;
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

•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the success of our collaborations, including ones we may establish, and of our license agreements;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we enter;
•	the extent to which we acquire or in-license product candidates, intellectual property and technologies;
•	the extent to which we develop or in-license manufacturing and distribution technologies; and
•	the costs of operating as a public company.

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

We are an early-stage company. We were founded in December 2015 and commenced operations in February 2016. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying product candidates and undertaking preclinical studies. VOR33 is in the early stages of a Phase 1/2a clinical trial and VCAR33 is in the early stages of clinical development. We have not yet submitted an Investigational New Drug (“IND”) application for the VOR33/VCAR33 Treatment System and our other programs are still in the preclinical or research stage. The risk of failure for these activities is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates. We do not anticipate generating revenues from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our, or our current or future collaborators’, ability to successfully:

•	advance and complete clinical trials of our product candidate VOR33;
•	complete clinical development of VCAR33;
•	initiate and complete clinical development of the VOR33/VCAR33 Treatment System;
•	complete research and preclinical and clinical development of any other product candidates we may identify;
•	seek and obtain regulatory and marketing approvals for any product candidates for which we complete clinical trials;
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

Our future success is dependent on our ability to timely advance and complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates VOR33 and VCAR33. We are investing significant efforts and financial resources in the research and development of these product candidates. Our IND application for VOR33 in combination with Mylotarg in patients with AML was accepted by the FDA in in January 2021. Although our clinical site initiation activities are underway and we expect to enroll the first patient in the Phase 1/2a clinical trial of VOR33 in the next few months, we are only in the early stages of advancing VOR33 through clinical development. VCAR33 is also undergoing a multi-site, investigator-initiated Phase 1/2 clinical trial in relapsed AML patients as a monotherapy in a bridge-to-transplant setting. The VCAR33 trial is currently sponsored and overseen by the National Marrow Donor Program (“NMDP”). VOR33 and VCAR33 will each require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote VOR33, VCAR33 or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

•	the willingness of clinical investigators to place patients in the clinical trials, and the willingness of patients to enroll in a clinical trial studying a first-in-human cell therapy;
•	the successful and timely completion of our Phase 1/2a clinical trial of VOR33 and the ongoing Phase 1/2 clinical trial of VCAR33;
•	our ability to incorporate the results of the ongoing Phase 1/2 clinical trial of VCAR33 for the treatment of AML into future regulatory filings;
•	the initiation and successful patient enrollment and completion of additional clinical trials of VOR33 and VCAR33 on a timely basis;
•

maintaining and establishing relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of VOR33 and VCAR33 both in the United States and internationally;

•	the frequency and severity of adverse events in the clinical trials;
•

the results of clinical trials conducted by third parties in hematopoietic stem cell transplant (“HSCT”) if such trials result in changes to the standard of care for HSCT or otherwise cause us to change our clinical trial protocols; for example, the National Heart, Lung, and Blood Institute (“NHLBI”), in collaboration with the Blood and Marrow Transplant Clinical Trials Network and the National Cancer Institute, sponsored a Phase 3 clinical trial of the use in HSCT of CD34 selected T cell depleted HSCs (“CD34 HSCs”), which are the same types of cells used in manufacturing VOR33, in patients with acute leukemia or myelodysplasia; we are currently evaluating the data and if we believe we need to significantly amend our process after further analysis, then our Phase 1/2a clinical trial of VOR33 could be significantly delayed;

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

With respect to the NHLBI trial above, results of the trial were presented orally at a scientific conference in February 2021. The NHLBI trial did not observe a statistically significant difference between the CD34 HSC grafts and the bone marrow grafts that served as a comparison with respect to the primary endpoint of graft versus host disease (“GVHD”) (moderate/severe) relapse-free survival at 12 months. There was a statistically significantly lower incidence of chronic GVHD in the CD34 HSC arm of the trial. There was also a statistically significantly higher incidence of treatment related mortality (“TRM”) in the CD34 HSC arm, contributing to poorer overall survival compared to the bone marrow arms. At the time of the oral presentation of the abstract regarding this study, trial investigators attributed the increased TRM in the CD34 selected arm in large part to higher infectious complications. Further analyses are ongoing as to the exact nature of these complications, and what, if any, interventions may be available for their prevention or treatment. If and as we learn more about the results of the NHLBI trial, we may decide that the clinical trial protocol or manufacturing process for VOR33 merit changes in response to this new information. Any amendments to our clinical trial protocol to accommodate these changes could introduce delays into our current clinical development timeline, including delays in initiating our first-in-human clinical trial of VOR33. Additional results from third party trials may also result in enrollment delays.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize additional product candidates based on, or complementary with, our technology platform. Other than VOR33 and VCAR33, all of our other product development programs are still in the research or preclinical stage of development. Our research programs may fail to identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of efficacy in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. In addition, although we believe our technology platform will position us to rapidly expand our portfolio of product candidates beyond our current product candidates, our ability to expand our portfolio may never materialize.

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

There have been no clinical trials of eHSCs and a limited number of clinical trials of certain of the technologies we are using to engineer eHSCs and chimeric antigen receptor (“CAR”)-T cells, including the CRISPR/Cas9 method we are using in our VOR33 program. In the genetic medicine field, there have been several significant adverse events from genetically engineered treatments in the past, including reported cases of leukemia and death. There have also been recent studies suggesting that genome engineering using the CRISPR-Cas9 method may increase the risk that the modified cells themselves become cancerous or otherwise dysfunctional. There can be no assurance that our eHSCs or CAR-T cells and the genome engineering techniques that we may employ in their development will not cause undesirable side effects, as improper modification of a patient’s DNA could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells.

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

Furthermore, the IND for the T cell therapy candidate using the same CAR construct as VCAR33 is currently held, and this clinical trial is currently sponsored, by the NMDP. As such, the NMDP is responsible for all aspects of this trial, including the design of the trial, the manufacture of study product, the enrollment, dosing and follow-up of patients, the recording of trial data and the analysis of results. We also did not control the preclinical development of this T cell therapy candidate, which was conducted by the NIH, and we do not have rights under the license agreement to certain intellectual property, such as know-how, employed by the NMDP in manufacturing study product or conducting its clinical trial. Although we have received the right to cross reference the NMDP’s IND for this T cell therapy candidate in any future IND application we may make with the FDA, in the event we cross-reference these trial results, we will be required to demonstrate that VCAR33 is comparable to the T cell therapy studied in the NMDP trial and we will be required to demonstrate that VCAR33 is comparable to the T cell therapy studied in the NMDP trial, which will require us to show that our manufacturing processes and construct release specifications are sufficiently comparable to those employed in the NMDP trial. In determining comparability, we expect the FDA to evaluate whether and to what extent any changes in our process and specifications are likely to have an adverse effect on the quality, safety and efficacy of VCAR33 in comparison to the T cell therapy studied in the NMDP trial. We may be unable to establish the comparability of the product candidate investigated under the NMDP IND and our IND for VCAR33 in the event of manufacturing changes, or the FDA or other regulatory authorities may otherwise disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by the NMDP’s trial or our interpretation of preclinical, manufacturing or clinical data from this trial. If so, regulatory authorities may require us to obtain and submit additional preclinical, manufacturing or clinical data before we may initiate further clinical trials and/or obtain any regulatory approvals. For example, we may be required to conduct additional preclinical toxicology studies, requalify manufacturing processes or conduct further clinical investigation of VCAR33 before advancing our VCAR33 program.

We are also relying on NIH to have conducted its research and development efforts, and on the NMDP to conduct its clinical trial, in accordance with applicable protocol, legal, regulatory and scientific standards, to accurately report the results of preclinical studies and clinical trials, and to correctly collect and interpret the data from these studies and trials. To the extent any of these has not occurred or does not occur, the expected time and costs of developing VCAR33, as well as the VOR33/VCAR33 Treatment System, may be increased, which could adversely affect our business. Furthermore we do not control, and if the IND for VCAR33 is not transferred to us by the NMDP we will not control, the timing of the ongoing NMDP trial or the release of information about the trial, including trial results, all of which negatively affect our ability to accurately estimate the timing of anticipated trial milestones. As a result, our estimates may prove to be inaccurate. Additionally, our ability to conduct clinical development of VCAR33 could be delayed or otherwise adversely affected. The NMDP also may not publicize data from the trial in a manner that facilitates further clinical development of VCAR33 by us, or at all. In addition, even if the IND for the ongoing Phase 1/2 clinical trial of the T cell therapy using the same CAR construct as VCAR33 is transferred to us, the NMDP may retain rights to publicize data from the trial. The NMDP may elect to publicize this data at a time or in a manner other than we desire or may interpret data from these trials in a manner differently than we do, any of which could harm our business.

Development of a product candidate such as VOR33, which is intended for use in combination or in sequence with an already approved therapy, will present increased complexity and more or different challenges than development of a product candidate for use as a single agent.

We expect that our product candidate VOR33, and any other eHSC product candidates that we may develop, will be required to be used in combination or in sequence with existing or future therapies in order to demonstrate more anti-cancer efficacy than unmodified HSCs. In particular, our Phase 1/2a clinical trial evaluates VOR33 in combination with Mylotarg and we anticipate conducting future trials of VOR33 with VCAR33 as a companion therapeutic in the VOR33/VCAR33 Treatment System, and also potentially with other targeted therapies. Developing product candidates for use in combination or sequence with other therapies will present challenges. For example, the FDA may require us to use more complex clinical trial designs to evaluate the contribution of each product and product candidate to any observed effects. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled, which would require consent from the sponsoring company. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. For example, we do not have and do not currently plan to enter into a cross-labeling agreement with Pfizer with respect to Mylotarg, and therefore any such cross-labeling requirement from the FDA would require us to negotiate such an agreement with Pfizer. In addition, developments related to the already approved therapies may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved therapy’s safety or efficacy profile, changes to the availability of the approved therapy, changes to the standard of care and a decision by the sponsoring company to withdraw the therapy from the market. For example, Mylotarg was voluntarily withdrawn from the market in 2010 after post-approval testing indicated increased risks of hepatic veno-occlusive disease, or blockage of veins in the liver. Mylotarg was re-approved in 2017 with a lower recommended dose and for use in a new patient population. Also, while we do not currently require a license from or agreement with Pfizer to permit us to conduct clinical trials or, if approved, to commercialize VOR33 with Mylotarg as a companion therapeutic, we do not have and do not plan to enter into a supply or license agreement with Pfizer that would require Pfizer to produce Mylotarg, or permit us to otherwise produce Mylotarg, for these purposes. If Mylotarg undergoes subsequent labeling changes, or if Mylotarg is again removed from the market due to renewed concerns about its safety profile, or for other reasons, our clinical trial of VOR33, and our prospects for commercializing VOR33, will be materially adversely affected.

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

We may make changes to our manufacturing process for various reasons, such as to control costs, achieve scale, decrease processing time, increase manufacturing success rate or for other reasons. For example, we are beginning to build and develop internal GMP manufacturing capabilities to produce supplies of our cell-based therapies for our clinical trials. Changes to our process made during the course of clinical development could require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. Other changes to our manufacturing process made before or after commercialization could require us to show the comparability of the resulting product to the product candidate used in the clinical trials using earlier processes. Such showings could require us to collect additional nonclinical or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If such data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate, which would materially adversely affect our business, financial condition, results of operations and growth prospects

In addition, the FDA, the EMA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials or product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

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

Any problems in our manufacturing process, including either our planned in-house manufacturing or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in internal or third-party manufacturing process or facilities, including our own facility that we are designing and building, also could restrict our ability to ensure sufficient clinical material for any clinical trials we may be conducting or are planning to conduct and meet market demand for any product candidates we develop and commercialize.

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

We and any third-party manufacturers and any third-party collaborators may be unable to successfully scale-up manufacturing of VOR33, VCAR33 or future product candidates in sufficient quality and quantity, which would delay or prevent us from developing such product candidates and commercializing approved products, if any.

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

If we experience significant delays or difficulties in the enrollment of patients in clinical trials, the cost of developing product candidates could increase and our receipt of necessary regulatory approvals could be delayed or prevented.

Patient enrollment is a significant factor in the timing of clinical trials. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials. We or our collaborators may not be able to advance clinical trials for VOR33, VCAR33, the VOR33/VCAR33 Treatment System or any other product candidates we identify or develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to the biotechnology, gene therapy or genome engineering fields, competitive clinical trials for similar patient populations, clinical trials in competing products or for other reasons. As a result, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of product candidates be delayed.

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

Significant enrollment delays in our clinical trials may result in increased development costs for VOR33, VCAR33, the VOR33/VCAR33 Treatment System or any other product candidates we may develop, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.

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

We may seek Fast Track designation and review for some or all of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for FDA fast track designation, for which sponsors must apply. The FDA has broad discretion whether or not to grant this designation. Thus, even if we believe a particular product candidate is eligible for this designation, the FDA may decide not to grant it. Moreover, even if we do receive Fast Track designation, we or our collaborators may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Although we are building out an in-house manufacturing space in our headquarters, we do not have any active manufacturing facilities at the present time. We currently rely on third-party manufacturers, pharmaceutical companies and marrow donor programs, including certain single source suppliers, for the manufacture and supply of our materials for preclinical studies, and expect to continue to do so for future clinical testing and for commercial supply of VOR33, VCAR33, the VOR33/VCAR33 Treatment System and any other product candidates that we may develop and for which we or our collaborators obtain marketing approval. We do not have a long-term agreement with many of these third-party manufacturers or suppliers, and we frequently purchase our required supply on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers or suppliers, reliance on third-party manufacturers entails additional risks, including:

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

We have and may enter into collaborations with third parties for the research, development and commercialization of certain product candidates we may develop. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

We have and may seek third-party collaborators for the research, development and commercialization of certain product candidates we may develop. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of collaborations that we have entered into or may enter into in the future.

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

The patent application, prosecution, and enforcement processes are subject to numerous risks and uncertainties, and there can be no assurance that we, our licensors, or any of our current or future collaborators will be successful in protecting our product candidates by obtaining, defending, and/or asserting patent rights. These risks and uncertainties include the following:

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

Separately, in response to the COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and in July 2020 the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the ACA. The ACA substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. See “Business—Healthcare Reform” in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Annual Report”). It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We cannot predict the ultimate content, timing or effect of any such challenges or changes to the ACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

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

The COVID-19 pandemic has caused widespread disruptions to the U.S. and global economy and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic is continually evolving and, as additional cases of the virus, and variants thereof, are identified, many countries, including the United States, have reacted by instituting quarantines, restrictions on travel and mandatory closures of businesses. Certain states and cities, including where we or the third parties with whom we engage operate, have also reacted by instituting quarantines, restrictions on travel, “stay at home” rules, restrictions on types of business that may continue to operate and restrictions on the types of construction projects that may continue.

The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions within the communities or regions in which we, our partners and proposed clinical sites are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations, and it has had, and may continue to have, the effect of heightening many of the risks described in these Risk Factors, including but not limited to, the following:

•

The COVID-19 pandemic has had, and will likely continue to have, an adverse impact on various aspects of our planned or ongoing preclinical studies and clinical trials. For example, although our clinical site activation activities are underway, we have experienced delays in the activation of such sites for our VOR33 Phase 1/2a clinical trial in part due to COVID-19 pandemic. Additionally, we may experience additional delays in clinical trials, investigators may be deployed to care for COVID-19 patients, IRBs may be backlogged with clinical trials related to the pandemic, patients may defer receiving HSCT, HSCT-donors may be less available to travel for stem cell mobilizations, hospital beds and resources normally dedicated to cancer patients may be redeployed to treat COVID-19 patients and there may be disruption in the supply of critical agents (such as Mylotarg) or other supportive care agents needed for our clinical trials or for HSCT.

•

Other potential impacts of the COVID-19 pandemic on our clinical trials include impacts on patient dosing and study monitoring, which may be paused or delayed due to changes in policies at various clinical sites; federal, state, local or foreign laws, rules and regulations, including quarantines or other travel restrictions; the prioritization of healthcare resources toward pandemic efforts, including diminished attention from physicians serving as our clinical trial investigators and reduced availability of site staff supporting the conduct of our clinical trials; and interruption or delays in the operations of the FDA, among other reasons related to the COVID-19 pandemic. If the COVID-19 pandemic continues, other aspects of our clinical trial will likely be adversely affected, delayed or interrupted, including, for example, site initiation, patient recruitment and enrollment, availability of clinical trial materials and data analysis. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our trials once initiated or we may choose to, or be required to, pause enrollment and or patient dosing in our clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions would continue if they occur.

•

We currently rely on or expect to rely on third parties, including CROs, contract manufacturing organizations and other contractors and consultants to, among other things, conduct our preclinical studies and clinical trials, manufacture raw materials, manufacture and supply our product candidates, perform quality testing and supply other goods and services to run our business. If any such third party is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, which could limit our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.

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

•

Our employees and contractors conducting non-business critical research and development activities may not in the future be able to access our laboratory for an extended period of time as a result of work-from-home policies and the possibility that governmental authorities further modify current restrictions. This could delay timely completion of preclinical activities, including completing IND enabling studies or our ability to select future development candidates, and ongoing clinical trials for our other product candidates.

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

In connection with the growth and advancement of our pipeline and having become a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, manufacturing and, as our product candidates advance through later stages of clinical development, sales and marketing. For example, we have hired an additional 34 full-time employees from January 1, 2021 through June 30, 2021, increasing our total number of full-time employees to 109 as of June 30, 2021 from 76 as of January 1, 2021. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

As a growing biotechnology company, we are actively pursuing new platforms and product candidates in many therapeutic areas and across a wide range of diseases. Successfully developing product candidates for and fully understanding the regulatory and manufacturing pathways to all of these therapeutic areas and disease states requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. For example, in June 2021 we entered into amendments to our Cambridgepark lease to expand our office, laboratory and manufacturing space from approximately 33,000 square feet to approximately 73,000 square feet and will begin occupying and using such additional space between the end of this year and early next year. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to effectively manage the future development and expansion of our company.

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

Our stock price is, and is likely to continue to be, volatile. For example, our stock traded within a range of a high price of $63.62 and a low price of $12.03 per share for the period of February 5, 2021, our first day of trading on the Nasdaq Global Select Market, through July 30, 2021. As a result of volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. All lock-up agreements entered into in connection with our initial public offering expired on August 4, 2021. Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended (the “Securities Act”), or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates.

Moreover, holders of a substantial number of shares of our common stock will have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will be an emerging growth company during 2022 and may remain an emerging growth company until 2026. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and being permitted to provide only two years of audited financial statements. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. For example, we did not include all of the executive compensation related information in our 2020 Annual Report that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to continue to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

As of June 30, 2021, we had not used any of the net proceeds from our initial public offering. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectuses concerning our IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

10.1	First Amendment to Lease, by and between the Company and PPF Off 100 Cambridge Park Drive, LLC (“Landlord”), dated June 15, 2021	8-K	001-39979	10.1	June 17, 2021
10.2	Second Amendment to Lease, by and between the Company and Landlord, dated June 15, 2021	8-K	001-39979	10.2	June 17, 2021

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

X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL.

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

VOR BIOPHARMA INC.

Date: August 9, 2021	By:	/s/ Robert Ang
Robert Ang President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Nathan Jorgensen
Nathan Jorgensen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)