Form 10-Q
period 2021-09-30
Vor Biopharma Inc.
filed 2021-11-10
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Number of shares of the registrant’s Common Stock outstanding as of November 5, 2021 was 37,289,504.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	2
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 5.	Other Information	72
Item 6.	Exhibits	74
Signatures		75

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
•
If VOR33, VCAR33, VOR33 in combination or in sequence with VCAR33 as a targeted therapeutic, which we refer to as the VOR33/VCAR33 Treatment System, or any of the other product candidates we may develop, or the delivery modes we rely on to administer them, cause serious adverse events, undesirable side effects or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidates, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands, except share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$143,034	$48,539
Investments	82,934	—
Prepaid expenses	5,355	467
Other current assets	749	100
Total current assets	232,072	49,106
Restricted cash equivalents	2,413	1,559
Property and equipment, net	5,990	4,728
Operating lease right-of-use assets	16,016	17,117
Other assets	2,141	3,398
Total assets	$258,632	$75,908
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,957	$2,361
Accrued expenses	5,676	6,260
Operating lease liability	1,147	863
Other current liabilities	430	723
Total current liabilities	9,210	10,207
Long-term liabilities:
Operating lease liabilities—non-current	16,465	17,430
Total liabilities	25,675	27,637
Series A-1 redeemable convertible preferred stock, $0.0001 par value; 0 shares and 20,000,000 shares authorized, issued, and outstanding as of September 30, 2021 and December 31, 2020, respectively (liquidation preference of $4,000 as of December 31, 2020)	—	2
Series A-2 redeemable convertible preferred stock, $0.0001 par value; 0 and 107,194,866 shares authorized, issued, and outstanding as of September 30, 2021 and December 31, 2020, respectively (liquidation preference of $42,878 as of December 31, 2020)	—	42,786
Series B redeemable convertible preferred stock, $0.0001 par value; 0 shares and 211,778,825 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 shares and 124,519,220 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (liquidation preference of $64,750 as of December 31, 2020)	—	64,548
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 400,000,000 and 420,000,000 shares authorized as of September 30, 2021 and December 31, 2020 respectively; 37,247,414 and 893,231 shares issued and 37,018,282 and 505,074 outstanding as of September 30, 2021 and December 31, 2020, respectively	4	1
Additional paid-in capital	344,824	2,158
Accumulated deficit	(111,871)	(61,224)
Total stockholders’ equity (deficit)	232,957	(59,065)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$258,632	$75,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Operating expenses:
Research and development	$12,925	$8,142	$34,836	$20,288
General and administrative	5,677	3,643	15,876	7,415
Total operating expenses	$18,602	$11,785	$50,712	$27,703
Loss from operations	$(18,602)	$(11,785)	$(50,712)	$(27,703)
Other income:
Interest income	48	—	65	29
Total other income	48	—	65	29
Net loss and comprehensive loss	$(18,554)	$(11,785)	$(50,647)	$(27,674)
Cumulative dividends on redeemable convertible preferred stock	—	(2,185)	(1,228)	(3,755)
Net loss attributable to common stockholders	$(18,554)	$(13,970)	$(51,875)	$(31,429)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(61.23)	$(1.62)	$(177.84)
Weighted-average common shares outstanding, basic and diluted	36,934,311	228,144	32,067,535	176,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of Redeemable Convertible Preferred Stock and

Stockholders’ EQUITY (Deficit)

(Unaudited)

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2020	20,000,000	$2	107,194,866	$42,786	124,519,220	$64,548	505,074	$1	$2,158	$(61,224)	$(59,065)
Issuance of Series B redeemable convertible preferred stock	—	—	—	—	87,259,605	45,375	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(20,000,000)	(2)	(107,194,866)	(42,786)	(211,778,825)	(109,923)	24,924,501	2	152,709	—	152,711
Issuance of common shares upon closing of initial public offering, net of offering costs and underwriter fees of $17,132	—	—	—	—	—	—	11,302,219	1	186,307	—	186,308
Issuance of common stock upon vesting and exercise of stock options	—	—	—	—	—	—	38,216	—	65	—	65
Stock-based compensation expense	—	—	—	—	—	—	—	—	891	—	891
Net loss	—	—	—	—	—	—	—	—	—	(13,723)	(13,723)
Balance at March 31, 2021	—	$—	—	$—	—	$—	36,770,010	$4	$342,130	$(74,947)	$267,187
Issuance of common stock upon vesting and exercise of stock options	—	—	—	—	—	—	115,362	—	224	—	224
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,067	—	1,067
Net loss	—	—	—	—	—	—	—	—	—	(18,370)	(18,370)
Balance at June 30, 2021	—	$—	—	$—	—	$—	36,885,372	$4	$343,421	$(93,317)	$250,108
Issuance of common stock upon vesting and exercise of stock options	—	—	—	—	—	—	132,910	—	249	—	249
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,154	—	1,154
Net loss	—	—	—	—	—	—	—	—	—	(18,554)	(18,554)
Balance at September 30, 2021	—	$—	—	$—	—	$—	37,018,282	$4	$344,824	$(111,871)	$232,957

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	20,000,000	$2	62,819,866	$25,067	—	$—	119,936	$—	$458	$(17,887)	$(17,429)
Issuance of Series A-2 Redeemable Convertible Preferred Stock	—	—	44,375,000	17,719	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	31,384	—	43	—	43
Stock-based compensation expense	—	—	—	—	—	—	—	—	112	—	112
Net loss	—	—	—	—	—	—	—	—	—	(7,849)	(7,849)
Balance at March 31, 2020	20,000,000	$2	107,194,866	$42,786	—	$—	151,320	$—	$613	$(25,736)	$(25,123)
Issuance of Series B Redeemable Convertible Preferred Stock	—	—	—	—	124,519,220	64,548	—		—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	13,990	—	17	—	17
Stock-based compensation expense	—	—	—	—	—	—	—	—	153	—	153
Net loss	—	—	—	—	—	—	—	—	—	(8,040)	(8,040)
Balance at June 30, 2020	20,000,000	$2	107,194,866	$42,786	124,519,220	$64,548	165,310	$—	$783	$(33,776)	$(32,993)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	112,414	—	153	—	153
Stock-based compensation expense	—	—	—	—	—	—	—	—	483	—	483
Net loss	—	—	—	—	—	—	—	—	—	(11,785)	(11,785)
Balance at September 30, 2020	20,000,000	$2	107,194,866	$42,786	124,519,220	$64,548	277,724	$—	$1,419	$(45,561)	$(44,142)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(50,647)	$(27,674)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,039	363
Non-cash lease expense	2,260	461
Stock-based compensation	3,112	748
Other	38	—
Changes in operating assets and liabilities:
Operating lease liability	(1,840)	545
Prepaid expenses and other current assets	(5,537)	(847)
Accounts payable and accrued expenses	333	3,746
Other assets	(315)	—
Net cash used in operating activities	(51,557)	(22,658)
Cash flow from investing activities
Purchases of investments	(82,972)	—
Purchases of property and equipment	(2,726)	(2,684)
Net cash used in investing activities	(85,698)	(2,684)
Cash flow from financing activities
Proceeds from issuance of redeemable convertible preferred stock	45,375	82,267
Proceeds from the issuance of common stock upon closing of initial public offering, net of underwriter fees	189,199	—
Payment of initial public offering costs	(2,215)	—
Proceeds from stock option exercises	245	213
Net cash provided by financing activities	232,604	82,480
Net increase in cash, cash equivalents and restricted cash equivalents	95,349	57,138
Cash, cash equivalents and restricted cash equivalents, beginning of period	$50,098	$8,025
Cash, cash equivalents and restricted cash equivalents, end of period	$145,447	$65,163
Supplemental disclosure of non-cash activities
Lease incentive paid by the landlord on behalf of the Company	$—	$151
Operating right-of-use assets and operating lease liability recorded upon lease commencement	$35	$17,899
Purchases of property and equipment in accounts payable	$18	$599
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$152,711	$—
Deferred offering costs in accounts payable and accrued expenses	$—	$355
Receivable related to Series B redeemable convertible preferred stock	$—	$—

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Cash and cash equivalents	$143,034	$63,604
Restricted cash equivalents	2,413	1,559
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$145,447	$65,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business

Vor Biopharma Inc. (the “Company”) is a clinical-stage cell and genome engineering company that combines a novel patient engineering approach with targeted therapies to provide a single company solution for patients suffering from hematological malignancies. The Company’s proprietary platform leverages its expertise in hematopoietic stem cell (“HSC”) biology, genome engineering and targeted therapy development to genetically modify HSCs to remove surface targets expressed by cancer cells. The Company is headquartered in Cambridge, Massachusetts. The Company was incorporated on December 30, 2015.

Initial Public Offering

On February 9, 2021, the Company completed an initial public offering (“IPO”) of its common stock. At the closing of the IPO, the Company sold 11,302,219 shares of its common stock, at a public offering price of $18.00 per share. The Company received net proceeds of $186.3 million from the IPO, after deducting underwriters’ discounts and commissions and other offering expenses paid by the Company.

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

In connection with the IPO, the Company filed an amended and restated certificate of incorporation that amended and restated the Company’s certificate of incorporation in its entirety to, among other things, authorize the Company to issue up to 400,000,000 shares of common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share, all of which shares of preferred stock are undesignated and the rights and preferences of such preferred stock may be established by the Company’s board of directors from time to time.

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

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents and investments at September 30, 2021 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

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

The Company’s investments consist of money market funds and marketable debt securities, including corporate bonds and U.S. Treasury securities. The Company’s investments may include commercial paper and other debt securities of U.S. government agencies, corporate entities, and banks. The Company’s investment policy limits instruments to investment grade securities with high credit quality issuers with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.

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

During the nine months ended September 30, 2021, other than the addition of the investments accounting policy and disclosure of related credit risks, there have been no changes to the Company’s significant accounting policies as described in the 2020 Annual Report.

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

3. Investments

The amortized cost and estimated fair value of investments, by contractual maturity are as follows:

	September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate debt	$1,406	$—	$—	$1,406
U.S. Treasuries	10,173	—	—	10,173
Maturing after one year through five years
Corporate debt	6,439	—	—	6,439
U.S. Treasuries	64,916	—	—	64,916
Total	$82,934	$—	$—	$82,934

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$100,084	$—	$—	$100,084
Investments
Corporate bonds	—	7,845	—	7,845
U.S. Treasuries	—	75,089	—	75,089
Total investments	—	82,934	—	82,934
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$102,497	$82,934	$—	$185,431

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total

Money market fund	$41,036	$—	$—	$41,036
Total	$41,036	$—	$—	$41,036

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of investments was determined based on observable market inputs. There were no transfers between levels from the year ended December 31, 2020.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Furniture and equipment	$108	$40
Laboratory equipment	7,451	5,247
Computer equipment	194	167
Property and equipment, gross	7,753	5,454
Accumulated depreciation	(1,763)	(726)
Property and equipment, net	$5,990	$4,728

Depreciation expense for the three and nine months ended September 30, 2021 was $0.3 million and $1.0 million, respectively, and for the three and nine months ended September 30, 2020 was $0.2 million and $0.4 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Employee-related and other expenses	$3,841	$2,727
Research and development expenses	801	1,924
Professional fees	861	1,097
License and milestone fees	—	450
Other	173	62
Total accrued expenses	$5,676	$6,260

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

8. Stock-Based Compensation

Stock Incentive Plan

In December 2015, the Company’s board of directors adopted and approved the 2015 Stock Incentive Plan (as amended to date, the “2015 Plan”). The 2015 Plan provided for the granting of incentive stock options, non-statutory stock options, restricted stock awards and other stock-based awards to eligible employees, officers, directors, consultants and advisors as determined by the Company’s board of directors.

In February 2021, the Company’s board of directors adopted and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective on February 5, 2021, following which no further grants were or will be made under the 2015 Plan. The 2021 Plan provides for the grant of stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to our employees, consultants and directors. As of September 30, 2021, the Company had 2,480,665 shares of its common stock available for future issuance under the 2021 Plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over the remaining three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value of common stock	$13.12	$2.87	$20.27	$2.73
Expected term (in years)	6.0	6.0	6.0	6.0
Expected volatility	76.0%	77.2%	78.8%	77.0%
Risk-free interest rate	0.9%	0.4%	0.8%	0.4%
Dividend yield	—	—	—	—

During the nine months ended September 30, 2021 and 2020, the Company granted stock options to purchase 637,884 shares and 3,457,481 shares of its common stock, respectively, with aggregate grant date fair values of $8.7 million and $6.7 million, respectively.

As of September 30, 2021, total unrecognized compensation expense related to stock options was $14.0 million, which is expected to be recognized over a weighted-average period of 2.69 years.

As of September 30, 2021, options for 229,132 shares of Company common stock with a weighted average exercise price of $1.88 were exercised and unvested. The underlying proceeds from the unvested exercises of $0.4 million is recorded in other current liabilities on the condensed consolidated balance sheet.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$630	$254	$1,621	$374
General and administrative	524	229	1,491	374
Total stock-based compensation expense	$1,154	$483	$3,112	$748

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

The First Lease Amendment expands the amount of space leased by the Company by an additional 10,262 square feet in exchange for aggregate total fixed rent payments of approximately $8.3 million with the annual fixed rental payments escalating from $0.9 million to $1.1 million during the term. The First Lease Amendment is estimated to commence during the first quarter of 2022.

The Second Lease Amendment expands the amount of space leased by the Company by an additional 30,175 square feet in exchange for aggregate total fixed rent payments of approximately $22.3 million with the annual fixed rental payments escalating from $1.2 million to $3.0 million during the term. The Second Lease Amendment’s term is estimated to commence during the first quarter of 2022.

Payments due associated with the Lease Amendments include fixed and variable payments. Variable payments relate to the Company’s share of the Landlord’s operating costs associated with the underlying assets and are recognized when the event on which those payments are assessed. The Amended Cambridgepark Lease does not contain a residual value guarantee. The Lease Amendments term end dates are coterminous with the existing lease agreement. In conjunction with the Lease Amendments, the Company was required to increase its irrevocable standby letter of credit to $2.4 million for the benefit of the Landlord, which has been secured by money market investments and is presented as restricted cash equivalents.

For further information regarding the Company’s Cambridgepark lease, please see Note 10 to the condensed consolidated financial statements included in the 2020 Annual Report.

The elements of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except weighted-average amounts)	2021	2020	2021	2020
Operating lease cost	$756	$748	$2,260	$1,033
Short-term lease cost	—	67	52	308
Variable lease cost	342	1	776	90
Total lease cost	$1,098	$816	$3,088	$1,431

The following table represents the weighted-average remaining lease term and discount rate information:

(in thousands)	September 30, 2021	December 31, 2020
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,840	$703
Right-of-use assets obtained in exchange for lease obligations	35	17,899
Weighted-average remaining lease term (years)	8.9	9.6
Weighted-average discount rate	9.4%	9.4%

Right-of-use lease assets and lease liabilities are reported in the Company’s condensed consolidated balance sheets as follows:

(in thousands)	September 30, 2021	December 31, 2020
Assets
Operating right-of-use assets	$16,016	$17,117
Liabilities
Operating lease liabilities, current	$1,147	$863
Operating lease liabilities, non-current	$16,465	$17,430
Total lease liabilities	$17,612	$18,293

10. Significant Agreements

Since December 31, 2020, there have been no material changes to the key terms of the Company’s license agreements. For further information regarding the Company’s existing license agreements, please see Note 11 to the condensed consolidated financial statements included in the 2020 Annual Report.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Numerator:
Net loss	$(18,554)	$(11,785)	$(50,647)	$(27,674)
Cumulative dividends on redeemable convertible preferred stock	—	(2,185)	(1,228)	(3,755)
Net loss attributable to common stockholders	$(18,554)	$(13,970)	$(51,875)	$(31,429)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	36,934,311	228,144	32,067,535	176,726
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(61.23)	$(1.62)	$(177.84)

As of the three and nine months ended September 30, 2021 and 2020, the Company’s potentially dilutive securities were redeemable convertible preferred stock and stock options. The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2021	2020
Series A-1 redeemable convertible preferred stock	—	20,000,000
Series A-2 redeemable convertible preferred stock	—	107,194,866
Series B redeemable convertible preferred stock	—	124,519,220
Options to purchase common stock	5,405,773	4,638,208

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

Overview

We are a clinical-stage cell and genome engineering company combining a novel patient engineering approach with targeted therapies to provide a single company solution for patients suffering from hematological malignancies. Leveraging our expertise in hematopoietic stem cell (“HSC”) biology and genome engineering, we genetically modify HSCs to remove surface targets expressed by cancer cells and then provide these cells as stem cell transplants to patients. Once these cells engraft into bone marrow, we will have engineered the patient such that their HSCs and their blood cell progeny are designed to be treatment resistant to targeted therapies, which we believe will unlock the potential of these targeted therapies to selectively destroy cancerous cells while sparing healthy cells. As a result, our engineered HSCs (“eHSCs”) are designed to limit the on-target toxicities associated with these targeted therapies, which we refer to as targeted therapeutics, thereby enhancing their utility and broadening their applicability.

We are developing our lead eHSC product candidate, VOR33, and our targeted therapeutic, VCAR33, which together, we believe, have the potential to transform the treatment paradigm for acute myeloid leukemia (“AML”) and other hematological malignancies. We use genome engineering technology to remove CD33 surface targets from HSCs to create VOR33 and are developing VOR33 to replace the standard of care in transplant settings. Once the VOR33 cells have engrafted, we believe patients can be treated with anti-CD33 therapies, such as Mylotarg or VCAR33, with limited on-target toxicity, leading to durable anti-tumor activity and potential cures. In preclinical studies, we have observed that the removal of CD33 provided robust protection of these healthy donor HSCs from the cytotoxic effects of CD33-directed targeted therapeutics yet had no deleterious effects on the differentiation or function of hematopoietic cells. Our Investigational New Drug (“IND”) application for VOR33 in patients with AML was accepted by the U.S. Food and Drug Administration (“FDA”) in January 2021 and in April 2021, we received a no objection letter from Health Canada that allows us to conduct our Phase 1/2a clinical trial of VOR33 in Canada. Our Phase 1/2a clinical trial of VOR33 is actively enrolling and recruiting patients and we are on track to report initial clinical data from this trial in the first half of 2022. If successful, this trial will provide important validating evidence of the potential of VOR33 and our broader eHSC approach, which we believe has significant potential to improve clinical outcomes for hematological malignancies beyond AML and change the standard of care.

VCAR33 is a CD33-directed chimeric antigen receptor (“CAR”)-T therapy candidate designed to target CD33, a clinically-validated target for AML. We licensed VCAR33 from the National Institutes of Health (“NIH”) and intend to initially develop VCAR33 as a bridge-to-transplant monotherapy for relapsed/refractory AML, where patients have failed prior lines of therapy and need further treatment to achieve morphologic remission and, if possible, subsequent HSCT. This setting typically sources T cells from the patient (autologous cells) and is the setting in which the National Marrow Donor Program (“NMDP”) is currently evaluating a T cell therapy using the same CAR construct as VCAR33 in a multi-site Phase 1/2 clinical trial in young adult and pediatric patients with relapsed/refractory AML, with initial monotherapy proof-of-concept data expected in 2022, depending on the investigator’s timing of data release. The NMDP has permitted us to cross-reference its IND for this trial in future IND applications that we may submit with the FDA and we may still potentially assume sponsorship and oversight of the NMDP trial. In the event we cross-reference these trial results in an IND application for VCAR33, we will be required to demonstrate that VCAR33 is comparable to the T cell therapy studied in the NMDP trial, which will require us to show that our manufacturing processes and construct release specifications are sufficiently comparable to those employed in the NMDP trial. In determining comparability, we expect the FDA to evaluate whether and to what extent any changes in our process and specifications are likely to have an adverse effect on the quality, safety and efficacy of VCAR33 in comparison to the T cell therapy studied in the NMDP trial. We believe the T cell therapy being evaluated in the NMDP trial is comparable to VCAR33 and that the trial, if successful, will support future clinical development of VCAR33. Therefore, unless the context requires otherwise, we refer to this program, collectively, as VCAR33. However, the FDA may reject our claim of comparability and the sufficiency of the data to support it, or disagree with our ability to reference the preclinical, manufacturing or clinical data generated by the NMDP trial, and as a result, we may be required to repeat certain development steps undertaken in the NMDP trial if VCAR33 is considered not comparable to its construct. See “Risk Factors—We have not successfully tested our product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in clinical trials.”

We believe VOR33 and VCAR33 could be highly synergistic as a treatment system, potentially enabling prolonged remissions or cures in the post-transplant setting, which we refer to as the VOR33/VCAR33 Treatment System. We intend to investigate the VOR33/VCAR33 Treatment System, entailing VOR33 eHSC therapy followed by VCAR33 as a targeted therapeutic, initially for transplant-eligible patients suffering from AML. We believe VCAR33 could be a potent anticancer therapy that, when combined with VOR33, could help obviate severe on-target myeloablative toxicities and unlock the efficacy potential of VCAR33. In addition, in this setting VCAR33 T cells could be sourced from the same cell source as VOR33 (allogeneic cells), which may provide benefits such as a healthier, more abundant cell source alongside lower risk of host T cells attacking CAR-T cells, thereby potentially prolonging persistence. We expect to submit an IND for the VOR33/VCAR33 Treatment System in the second half of 2022 following data from our first-in-human trial evaluating VOR33 and the NMDP-sponsored Phase 1/2 clinical trial studying VCAR33.

Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through September 30, 2021, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of $344.0 million.

We have incurred significant operating losses since inception, including net losses of $18.6 and $50.6 million for the three and nine months ended September 30, 2021, respectively, and $43.3 million for the year ended December 31, 2020. As of September 30, 2021, we had an accumulated deficit of $111.9 million.

As of September 30, 2021, we had cash, cash equivalents and investments of $226.0 million. In January 2021, we closed the second and final tranche of our Series B preferred stock financing, selling an aggregate of 87,259,605 additional shares of our Series B preferred stock for aggregate proceeds of $45.4 million, net of issuance costs. In addition, in February 2021, we completed our initial public offering (“IPO”) and sold 11,302,219 shares of our common stock, at a public offering price of $18.00 per share. We received net proceeds of $186.3 million from the IPO, after deducting underwriters’ discounts and commissions and other offering expenses paid by us. We expect that our existing cash, cash equivalents and investments at September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into approximately the middle of 2023.

Business Impact of the COVID-19 Pandemic

The global COVID-19 pandemic continues to rapidly evolve, including with respect to the variants of the virus, and we will continue to monitor the COVID-19 situation closely. To date our financial condition and operations have not been significantly impacted by the COVID-19 pandemic, but we have experienced delays in our Phase 1/2a trial for VOR33 in part due to the COVID-19 pandemic, including site activation delays. We cannot, at this time, predict the specific extent, duration or full impact that the COVID-19 pandemic will have on our financial condition and operations, including our ongoing and planned preclinical and clinical trials. The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and subsequent waves of the outbreak, such as those related to variants of the virus, and its impact on our clinical trial enrollment, trial sites, contract research organizations (“CROs”), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The development of our product candidates could be disrupted and materially adversely affected in the future by the COVID-19 pandemic, including due to the ongoing global supply chain issues that may limit our ability and service providers' ability to acquire the raw materials necessary to conduct our research, development, manufacturing and clinical activities. Our clinical trials also could be delayed due to government orders and site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, COVID-19 could affect our employees or the employees of research sites and service providers on whom we rely, including CROs, as well as those of companies with which we do business, including our suppliers and contract manufacturing organizations (“CMOs”), thereby disrupting our business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which we and the companies with which we do business operate could materially impact the ability of employees to access preclinical and clinical sites, laboratories, manufacturing site and office. These and other events resulting from the COVID-19 pandemic could disrupt, delay, or otherwise adversely impact our business.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$12,925	$8,142	$4,783
General and administrative	5,677	3,643	2,034
Total operating expenses	18,602	11,785	6,817
Loss from operations	(18,602)	(11,785)	(6,817)
Other income:
Interest income	48	—	48
Total other income	48	—	48
Net loss and comprehensive loss	$(18,554)	$(11,785)	$(6,769)

	Nine Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$34,836	$20,288	$14,548
General and administrative	15,876	7,415	8,461
Total operating expenses	50,712	27,703	23,009
Loss from operations	(50,712)	(27,703)	(23,009)
Other income:
Interest income	65	29	36
Total other income	65	29	36
Net loss and comprehensive loss	$(50,647)	$(27,674)	$(22,973)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended September 30,
	2021	2020	Change
External expenses	$5,475	$3,920	$1,555
Internal expenses:
Personnel expenses (including stock-based compensation)	6,045	3,027	3,018
Facilities and other expenses	1,405	1,195	210
Total research and development expenses	$12,925	$8,142	$4,783

	Nine Months Ended September 30,
	2021	2020	Change
External expenses	$15,470	$11,676	$3,794
Internal expenses:
Personnel expenses (including stock-based compensation)	15,429	6,469	8,960
Facilities and other expenses	3,937	2,143	1,794
Total research and development expenses	$34,836	$20,288	$14,548

Research and development expenses were $12.9 million for the three months ended September 30, 2021, compared to $8.1 million for the three months ended September 30, 2020. The increase of $4.8 million was primarily due to increases of external clinical program costs of $0.2 million and preclinical studies, research consulting fees, and laboratory supplies costs of $1.4 million, $2.9 million in personnel costs primarily attributable to an increase in employee headcount to support the growth of our research and development efforts and an increase of $0.2 million in facilities and other expenses primarily due to increases in rent and depreciation expense.

Research and development expenses were $34.8 million for the nine months ended September 30, 2021 compared to $20.3 million for the nine months ended September 30, 2020. The increase of $14.5 million was primarily due to increases of external clinical program costs of $1.2 million and preclinical studies, research consulting fees, and laboratory supplies costs of $2.6 million, $8.9 million in personnel costs primarily attributable to an increase in employee headcount to support the growth of our research and development efforts and an increase of $1.8 million in facilities and other expenses primarily due to increases in rent and depreciation expense.

General and Administrative Expenses

General and administrative expenses were $5.7 million for the three months ended September 30, 2021, compared to $3.6 million for the three months ended September 30, 2020. The increase of $2.1 million was primarily due to an increase of $1.1 million in personnel costs attributable to increased employee headcount, an increase of $0.9 million in professional fees primarily attributable to increases in use of consultants and in insurance premiums and an increase of $0.1 million in facilities and other expenses primarily due to increases in rent expense and purchases of office equipment and supplies.

General and administrative expenses were $15.9 million for the nine months ended September 30, 2021, compared to $7.4 million for the nine months ended September 30, 2020. The increase of $8.5 million was primarily due to an increase of $4.1 million in personnel costs attributable to increased employee headcount, an increase of $3.5 million in professional fees primarily attributable to increases in use of consultants and in insurance premiums and an increase of $0.9 million in facilities and other expenses primarily due to increases in rent expense and purchases of office equipment and supplies.

Other Income

Other income increased by $48 thousand for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Other income increased by $36 thousand for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in interest income was due to increases in interest received from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of $344.0 million as of September 30, 2021, including net proceeds of $45.4 million from our sale of Series B preferred stock in January 2021 and $186.3 million from our IPO in February 2021, after deducting underwriters’ discounts and other offering expenses paid by us.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	For the Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(51,557)	$(22,658)
Net cash used in investing activities	(85,698)	(2,684)
Net cash provided by financing activities	232,604	82,480
Net increase in cash, cash equivalents and restricted cash equivalents	$95,349	$57,138

Operating Activities

Net cash used in operating activities was $51.6 million for the nine months ended September 30, 2021, reflecting a net loss of $50.6 million, net cash use of $7.4 million for operating assets and liabilities, which were offset by non-cash charges of $6.4 million. The change in our net operating assets and liabilities was due to an increase in prepaid expenses and other current assets of $5.6 million, a decrease in operating lease liabilities of $1.8 million, an increase in accounts payable and accrued expense of $0.3 million and increase in other assets of $0.3 million. The non-cash charges primarily consisted of stock-based compensation expense of $3.1 million, non-cash lease expense of $2.3 million and depreciation expense of $1.0 million.

Net cash used in operating activities was $22.7 million for the nine months ended September 30, 2020, reflecting a net loss of $27.7 million, partially offset by a net change of $3.4 million in our net operating assets and liabilities and non-cash charges of $1.6 million. The change in our net operating assets and liabilities was primarily due to increases in accounts payable and accrued expenses of $3.7 million and operating lease liabilities of $0.5 million, partially offset by an increase in prepaid expenses and other current assets. The non-cash charges primarily consisted of stock-based compensation expense of $0.7 million, non-cash lease expense of $0.5 million and depreciation expense of $0.4 million.

The $28.9 million increase in net cash used in operating activities for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to an increase in operating expenses as a result of our increased efforts identifying product candidates and advancing the development of VOR33, including increased personnel costs related to our increased headcount.

Investing Activities

Net cash used in investing activities was $85.7 million for the nine months ended September 30, 2021, which consisted of purchases of $83.0 million of investments and $2.7 million of property and equipment. Net cash used in investing activities was $2.7 million for the nine months ended September 30, 2020, which consisted primarily of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $232.6 million for the nine months ended September 30, 2021, which consisted of proceeds of $45.4 million received from the sale and issuance of shares of our preferred stock and IPO net proceeds of $187.0 million. Net cash provided by financing activities was $82.5 million for the nine months ended September 30, 2020, consisting primarily of proceeds from the sale and issuance of shares of our preferred stock.

Funding Requirements

As of September 30, 2021, we had cash, cash equivalents and investments of $226.0 million. We will need to raise additional capital in the future to fund our operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

We expect that our existing cash, cash equivalents and investments at September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into approximately the middle of 2023. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2021, there were no material changes to our contractual obligations and commitments from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2020 Annual Report, except in June 2021 we entered into two lease amendments to our lease agreement for corporate office and laboratory space in Cambridge, Massachusetts. We have excluded from our condensed consolidated balance sheet $30.6 million of fixed payments related to these lease amendments, as they have not yet commenced for accounting purposes. For further information on these lease amendments, please see Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our exposure to money market funds, corporate debt and U.S. Treasury securities in our cash equivalents and investment balances. Interest income is sensitive to changes in the general level of interest rates. However, due to the short-term maturities of our cash equivalents and investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial statements.

As of September 30, 2021 and December 31, 2020, we had no debt outstanding and therefore were not exposed to related interest rate risk.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have not generated any revenue and have incurred significant operating losses. For the nine months ended September 30, 2021 and year ended December 31, 2020, our net loss was $50.6 million and $43.3 million, respectively. As of September 30, 2021, we had an accumulated deficit of $111.9 million. We have financed our operations primarily through the sale of our capital stock. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
advance and complete clinical trials of our product candidate VOR33;
•
initiate clinical development of VOR33 in combination or in sequence with VCAR33 as a targeted therapeutic, which we refer to as the VOR33/VCAR33 Treatment System;
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

As of September 30, 2021, our cash, cash equivalents and investments were $226.0 million. We expect that our existing cash, cash equivalents and investments as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into approximately the middle of 2023. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

We are an early-stage company. We were founded in December 2015 and commenced operations in February 2016. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying product candidates and undertaking studies. VOR33 is in the early stages of a Phase 1/2a clinical trial and VCAR33 is in the early stages of clinical development. We have not yet submitted an Investigational New Drug (“IND”) application for the VOR33/VCAR33 Treatment System and our other programs are still in the preclinical or research stage. The risk of failure for these activities is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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
•
utilizing these eHSC product candidates in combination or in sequence with targeted therapeutics, which may increase the risk of adverse side effects;
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

Our future success is dependent on our ability to timely advance and complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates VOR33 and VCAR33. We are investing significant efforts and financial resources in the research and development of these product candidates. Our IND application for VOR33 in combination with Mylotarg in patients with AML was accepted by the FDA in January 2021 and we are only in the early stages of advancing VOR33 through clinical development. VCAR33 is also undergoing a multi-site, investigator-initiated Phase 1/2 clinical trial in relapsed AML patients as a monotherapy in a bridge-to-transplant setting. The VCAR33 trial is currently sponsored and overseen by the National Marrow Donor Program (“NMDP”). VOR33 and VCAR33 will each require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote VOR33, VCAR33 or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

•
the results of clinical trials conducted by third parties in hematopoietic stem cell transplant (“HSCT”) if such trials result in changes to the standard of care for HSCT or otherwise cause us to change our clinical trial protocols; for example, the National Heart, Lung, and Blood Institute (“NHLBI”), in collaboration with the Blood and Marrow Transplant Clinical Trials Network and the National Cancer Institute, sponsored a Phase 3 clinical trial of the use in HSCT of CD34 selected T cell depleted HSCs (“CD34 HSC”), which are the same types of cells used in manufacturing VOR33, in patients with acute leukemia or myelodysplasia; we are currently evaluating the data and if we believe we need to significantly amend our process after further analysis, then our Phase 1/2a clinical trial of VOR33 could be significantly delayed;
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

Undesirable side effects caused by VCAR33 or other cell-based targeted therapeutics we may develop could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other comparable foreign regulatory authorities. In some cases, side effects such as neurotoxicity or cytokine release syndrome have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell-based immunotherapies are not normally encountered in the general patient population and by medical personnel. Medical personnel may need additional training regarding T cell-based immunotherapy product candidates to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of T cell-based immunotherapy product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We expect that our product candidate VOR33, and any other eHSC product candidates that we may develop, will be required to be used in combination or in sequence with existing or future therapies in order to demonstrate more anti-cancer efficacy than unmodified HSCs. In particular, our Phase 1/2a clinical trial evaluates VOR33 in combination with Mylotarg and we anticipate conducting future trials of VOR33 with VCAR33 as a targeted therapeutic in the VOR33/VCAR33 Treatment System, and also potentially with other targeted therapies. Developing product candidates for use in combination or sequence with other therapies will present challenges. For example, the FDA may require us to use more complex clinical trial designs to evaluate the contribution of each product and product candidate to any observed effects. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled, which would require consent from the sponsoring company. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. For example, we do not have and do not currently plan to enter into a cross-labeling agreement with Pfizer with respect to Mylotarg, and therefore any such cross-labeling requirement from the FDA would require us to negotiate such an agreement with Pfizer. In addition, developments related to the already approved therapies may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved therapy’s safety or efficacy profile, changes to the availability of the approved therapy, changes to the standard of care and a decision by the sponsoring company to withdraw the therapy from the market. For example, Mylotarg was voluntarily withdrawn from the market in 2010 after post-approval testing indicated increased risks of hepatic veno-occlusive disease, or blockage of veins in the liver. Mylotarg was re-approved in 2017 with a lower recommended dose and for use in a new patient population. Also, while we do not currently require a license from or agreement with Pfizer to permit us to conduct clinical trials or, if approved, to commercialize VOR33 with Mylotarg as a targeted therapeutic, we do not have and do not plan to enter into a supply or license agreement with Pfizer that would require Pfizer to produce Mylotarg, or permit us to otherwise produce Mylotarg, for these purposes. If Mylotarg undergoes subsequent labeling changes, or if Mylotarg is again removed from the market due to renewed concerns about its safety profile, or for other reasons, our clinical trial of VOR33, and our prospects for commercializing VOR33, will be materially adversely affected.

Furthermore, we will not be able to market and sell VOR33 or any product candidate we develop in combination with an unapproved cancer therapy, such as VCAR33 or other cell-based targeted therapeutics, for a combination indication, if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. To our knowledge, the FDA has not previously approved combined cell therapies, and we cannot be certain whether the FDA will apply existing guidance to cell therapies product candidates, such as the VOR33/VCAR33 Treatment System, or will otherwise apply existing guidance in novel ways. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval. If the FDA, EMA or comparable foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market such combination therapy.

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

VOR33 and VCAR33 are, and future eHSCs and CAR-T or other cell-based targeted therapeutics we may develop will be, created by altering the human genome. The clinical and commercial success of our potential products will depend in part on public understanding and acceptance of the use of genome engineering for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that genome engineering is unsafe, unethical or immoral, and, consequently, our current or future product candidates may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

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

There is significant uncertainty related to third-party coverage and reimbursement of eHSCs. For example, effective for cost reporting periods beginning on or after October 1, 2020, under the Medicare Hospital Inpatient Prospective Payment Systems (“IPPS”), Medicare payment to the hospital for hematopoietic stem cell acquisition, including the preparation and processing of stem cells derived from peripheral blood, will be made on a reasonable cost basis. We believe that this new rule may also apply to eHSC products. Alternatively, we may apply for Medicare’s New Technology Add-on Payment (“NTAP”) designation for our eHSC product candidates, which, if approved, may allow for temporary reimbursement for new cell therapies above the standard Medicare Severity Diagnosis-Related Group (“MS-DRG”) payment amount under IPPS. NTAP will only be available for our product candidates, if approved, if we submit a timely and complete application and the Centers for Medicare & Medicaid Services ("CMS") determines that our product candidates meet the eligibility requirements of NTAP, including, among other criteria, demonstrating a substantial clinical improvement relative to services or technologies previously available. We also believe that, for patients covered by commercial insurance, reimbursement will be based on a case rate methodology with possible provisions for separate payments for new therapies, such as eHSC. However, we cannot be certain that our eHSCs would qualify for these carveouts or other reimbursement avenues for new therapies. We also may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize a product candidate. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment. Further, even if favorable coverage and reimbursement status is attained for one or more products candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any product candidates will be harmed.

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

We are initially developing VOR33 for use in patients receiving HSCT who have been determined to be at high-risk for relapse of AML in the anticipation that VOR33 would enhance the utility and broaden the applicability of therapies subsequently deployed. A T cell therapy candidate using the same VCAR33 CAR construct is being studied by the NMDP as a monotherapy in an ongoing investigator-initiated Phase 1/2 clinical trial for the treatment of refractory/relapsed AML in a bridge-to-transplant setting, which means it is being evaluated as a second or third line therapy prior to administration of HSCT. There is no guarantee that VOR33 or any future eHSCs we may develop, even if approved, would be approved for patients who have not experienced, or are not at risk of experiencing relapse, or in combination with other lines of therapy. VCAR33 or any other targeted therapeutic we may develop is not guaranteed approval as an earlier line therapy or in settings other than bridge to transplant. In addition, we may have to conduct additional large randomized clinical trials prior to or post gaining approval for use VOR33 in patients who have not experienced relapse and/or in combination with an earlier line of therapy or of VCAR33 as or in combination with a different line of treatment.

Our projections of both the number of people who have the cancers we are targeting, as well as the size of the patient population subset who are in a position to undergo HSCT, who are likely to relapse and who have the potential to benefit from treatment with eHSCs, or who are in a position to benefit from a targeted therapeutic, such as VCAR33, are based on our estimates and data provided to us by third parties. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, the NMDP, research facilities, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be fewer than expected.

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

Our product candidates require processing steps that are more complex than those required for most chemical and other biological pharmaceuticals. Moreover, unlike chemical and other biological pharmaceuticals, the physical and chemical properties of a gene-engineered cell therapy such as VOR33, VCAR33, the VOR33/VCAR33 Treatment System or future eHSCs or CAR-T or other cell-based targeted therapeutics we may develop generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our potential IND filings or clinical trials. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. In addition, our product candidates will require complicated delivery modalities, such as electroporation, which will introduce additional complexities in the manufacturing process. Any of the foregoing factors could limit our ability to replicate the vein-to-vein time achieved in our preclinical manufacturing of VOR33 in a clinical or, if approved, commercial setting.

Our product candidates VOR33, VCAR33 and the VOR33/VCAR33 Treatment System consist, and any other eHSC or CAR-T or other cell-based targeted therapeutics we may develop will consist, of genetically engineered human cells, and the process of manufacturing such product candidates is complex, concentrated with a limited number of suppliers, highly regulated and subject to numerous risks. Manufacturing such product candidates involves harvesting cells from a donor or from the patient, altering the cells ex vivo using genome engineering technology, cryopreservation, storage and eventually shipment and infusing the cell product into the patient’s body. Our manufacturing process will be susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with the collection of starting material from the donor, shipping such material to the manufacturing site, shipping the final product back to the clinical trial recipient, preparing the product for administration, infusing the patient with the product, manufacturing issues or different product characteristics resulting from the differences in donor starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth and variability in product characteristics. Our manufacturing process, like that of a number of other cell therapy companies, is also characterized by limited numbers of suppliers, and in some cases sole source suppliers, with the manufacturing capabilities and know-how to create or source the materials, such as donor marrow cells and electroporation machines, used in our cell manufacturing. While we pursue multiple sources for the critical components of our manufacturing process, we may not be successful in securing these additional sources at all or on a timely basis. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in any of the manufacturing facilities in which products or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, because VOR33 and VCAR33 are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the donor or patient to the manufacturing facility, through the manufacturing process and back to the clinical trial recipient. Maintaining a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product or regulatory action, including withdrawal of our products from the market. Any failure in the foregoing processes could render a batch of product unusable, could affect the regulatory approval of such product candidate, could cause us to incur fines or penalties or could harm our reputation and that of our product candidates.

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

Any problems in our manufacturing process, including at either our planned in-house manufacturing or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in internal or third-party manufacturing process or facilities, including our own facility that we are building, also could restrict our ability to ensure sufficient clinical material for any clinical trials we may be conducting or are planning to conduct and meet market demand for any product candidates we develop and commercialize.

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

Patients with hematological cancers typically receive highly toxic chemotherapy as their initial treatments that can impact the viability of the T cells collected from the patient and may contribute to highly variable responses to CAR-T or other cell-based targeted therapies. In certain instances, we may use the allogeneic derived T cell fraction from the leukapheresis of the HLA-matched normal healthy donors as the starting material. Like the patient derived T cells, these donor-derived T cells may also display variability that will impact responses to VCAR33 or other cell-based targeted therapeutics we may develop. Patients could also have received prior therapies that target the same molecule on the cancer cells as VCAR33 or other cell-based targeted therapeutics we may develop and thereby these patients may have cancer cells with low or no expression of the target. As a result, VCAR33 or any other cell-based targeted therapeutics we may develop may not recognize the cancer cell and may fail to achieve clinical activity. For example, AML patients could have received a BCMA-targeting antibody drug conjugate BCMA-ADC like GSK2857916, BCMA targeting T cell engagers like AMG-420 (Amgen) and CC-93269 (Bristol-Myers Squibb), or similar products or product candidates prior to receiving VCAR33 or any other cell-based targeted therapeutics we may develop. If any product candidates we develop do not achieve a sufficient level of clinical activity, we may discontinue the development of that product candidate, which could have an adverse effect on the value of our common stock.

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

We have not demonstrated that eHSCs or VCAR33, when manufactured for late stage clinical studies or at a commercial scale, can be frozen and thawed without damage in a cost-efficient manner and without degradation. We may encounter difficulties not only in developing freezing and thawing methodologies, but also in obtaining the necessary regulatory approvals for using such methodologies in treatment. If we cannot adequately demonstrate similarity of our frozen product to the unfrozen form to the satisfaction of the FDA, we could face substantial delays in our regulatory approvals. If we are unable to freeze eHSCs or VCAR33 or other cell-based targeted therapeutics we may develop for shipping purposes, our ability to promote adoption and standardization of our products, as well as achieve economies of scale by centralizing production facilities, will be limited. Even if we are able to successfully freeze and thaw eHSCs or VCAR33 at commercial scale, we will still need to develop a cost-effective and reliable distribution and logistics network, which we may be unable to accomplish. For these and other reasons, we may not be able to manufacture eHSCs, VCAR33 or other cell-based targeted therapeutics we may develop at commercial scale or in a cost-effective manner.

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
•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols; and
•
disruption in the supply or availability of Mylotarg or any future targeted therapeutics we use with our eHSCs.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and investors or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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
•
perceived risks and benefits of the targeted therapeutics that may be administered in combination or in sequence with VOR33;
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

VOR33 and any other eHSCs we may develop will require identification of patients that are likely to benefit from administration of our genetically engineered cells in combination with a targeted therapeutic. In addition, VCAR33 and any other targeted therapeutic we develop will require identification of patients with myeloid malignancies that express specific surface targets. If we, or any third parties that we engage to assist us, are unable to successfully identify such patients or experience delays in doing so, then:

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

We may seek Fast Track designation and review for some or all of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for FDA Fast Track designation, for which sponsors must apply. The FDA has broad discretion whether or not to grant this designation. Thus, even if we believe a particular product candidate is eligible for this designation, the FDA may decide not to grant it. Although we have received Fast Track designation for VOR33, we or our collaborators may not experience a faster development process, review or approval compared to conventional FDA procedures for VOR33 or any other product candidate for which we may receive Fast Track designation. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We are aware of several third-party patents and patent applications that if issued, may be construed to cover eHSC technology. For example, Miltenyi’s European patent EP3025719 covers technology related to eHSC products. This patent was subject to opposition proceedings before the European Patent Office Opposition Division (the “Opposition Division”) and in March 2021, the Opposition Division revoked the patent. However, this decision has been appealed and when or in what manner the Board of Appeals of the European Patent Office will act on the appeal is not clear. In addition, the University of Pennsylvania has filed patent applications and has been granted at least one U.S. patent covering eHSC technology. These or other third parties owning or controlling patent rights may seek to allege that our development and commercialization of our eHSC products, including VOR33, infringes such patent rights and file a patent infringement lawsuit against us in the future. While we believe that we have valid defenses against any such allegation or lawsuit, such defenses may ultimately be unsuccessful.

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

If we do not obtain patent term extension and data exclusivity for VOR33 or any other product candidates we may develop, our business may be materially harmed.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, also imposes obligations, including mandatory contractual terms, certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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

The Foreign Corrupt Practices Act (the “FCPA”) prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations. The anti-bribery provisions of the FCPA are enforced primarily by the Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

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

The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions within the communities or regions in which we, our partners and proposed clinical sites are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations, and it has had, and may continue to have, the effect of heightening many of the risks described in these Risk Factors, including but not limited to, the following:

•
The COVID-19 pandemic has had, and will likely continue to have, an adverse impact on various aspects of our planned or ongoing preclinical studies and clinical trials. For example, we have experienced delays in the activation of clinical sites for our VOR33 Phase 1/2a clinical trial in part due to COVID-19 pandemic. Additionally, we may experience additional delays in clinical trials, investigators may be deployed to care for COVID-19 patients, IRBs may be backlogged with clinical trials related to the pandemic, patients may defer receiving HSCT, HSCT-donors may be less available to travel for stem cell mobilizations, hospital beds and resources normally dedicated to cancer patients may be redeployed to treat COVID-19 patients and there may be disruption in the supply of critical agents (such as Mylotarg) or other supportive care agents needed for our clinical trials or for HSCT.
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
•
We currently rely on or expect to rely on third parties, including CROs, contract manufacturing organizations and other contractors and consultants to, among other things, conduct our preclinical studies and clinical trials, manufacture raw materials, manufacture and supply our product candidates, perform quality testing and supply other goods and services to run our business. If any such third party is adversely impacted by restrictions resulting from the COVID-19 pandemic, including staffing shortages, production slowdowns, disruptions in delivery systems or the ongoing global supply chain issues, our supply chain may be disrupted, which could limit our ability to manufacture our product candidates for our clinical trials and conduct our research and development operations.
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

In connection with the growth and advancement of our pipeline and having become a public company, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, manufacturing and, as our product candidates advance through later stages of clinical development, sales and marketing. For example, we increased our total number of full-time employees from 76 to 122 this year. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

As a growing biotechnology company, we are actively pursuing new platforms and product candidates in many therapeutic areas and across a wide range of diseases. Successfully developing product candidates for and fully understanding the regulatory and manufacturing pathways to all of these therapeutic areas and disease states requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. For example, in June 2021 we entered into amendments to our Cambridgepark lease to expand our office, laboratory and manufacturing space from approximately 33,000 square feet to approximately 73,000 square feet and will begin occupying and using such additional space next year. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to effectively manage the future development and expansion of our company.

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

Our internal computer systems and those of our current and any future third-party vendors, collaborators and other contractors or consultants are subject to damage or interruption from computer viruses, computer hackers, malicious code, employee theft or misuse, denial-of-service attacks, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we seek to protect our information technology systems from system failure, accident and security breach, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

Although we take such steps to help protect confidential and other sensitive information from unauthorized access or disclosure, our information technology and infrastructure has been subject to in the past and may be vulnerable in the future to attacks by hackers or viruses, failures, or breaches due to third-party action, employee negligence or error, malfeasance, or other incidents or disruptions. For example, we could be the target of phishing attacks seeking confidential information regarding our employees. Furthermore, while we have implemented data privacy and security measures in an effort to comply with applicable laws and regulations relating to privacy and data protection, some health-related and other personal information or confidential information may be transmitted to us by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health-related and other personal information or confidential information to us.

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

Our stock price is, and is likely to continue to be, volatile. For example, our stock traded within a range of a high price of $63.62 and a low price of $11.78 per share for the period of February 5, 2021, our first day of trading on the Nasdaq Global Select Market, through October 29, 2021. As a result of volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On February 9, 2021, we closed our initial public offering of 11,302,219 shares of our common stock, including 1,474,202 shares of our common stock pursuant to the full exercise by the underwriters of an option to purchase additional shares, at a public offering price of $18.00 per share for aggregate offering proceeds of $203.4 million. The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-252175), which was declared effective by the SEC on February 4, 2021, and a registration statement on Form S-1 (File No. 333-252766), which was deemed effective on February 5, 2021. Goldman Sachs & Co. LLC, Evercore Group L.L.C., Barclays Capital Inc. and Stifel, Nicolaus & Company, Incorporated acted as the lead book-running managers and representatives of the underwriters. The offering commenced on February 5, 2021 and did not terminate until the sale of all of the shares offered.

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

As of September 30, 2021, we had not used any of the net proceeds from our initial public offering. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectuses concerning our IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 5. Other Information

On November 8, 2021, we entered into a Second Amendment to Exclusive License Agreement (the “Amendment”) with The Trustees of Columbia University in the City of New York (“Columbia”). The Amendment amended the Exclusive License Agreement, by and between us and Columbia, dated April 28, 2016 and amended on February 12, 2019 (the “License”), to grant an exclusive license from Columbia to us with respect to certain patent and related intellectual property rights controlled by Columbia (the “New Intellectual Property Rights”) under the same terms of the patent and intellectual property rights previously licensed by Columbia to us under the License. The Amendment also amended the License to provide that we would be obligated to pay Columbia up to an additional $2.0 million in the aggregate for certain commercial milestones for a single additional product incorporating the New Intellectual Property Rights.

A copy of the Amendment is attached as Exhibit 10.1 hereto and is incorporated herein by reference. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.1*	Second Amendment to Exclusive License Agreement, by and between the Registrant and The Trustees of Columbia University in the City of New York, dated November 8, 2021					X
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

X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL.

* Portions of the exhibit have been omitted as the Registrant has determined that: (i) the omitted information is not material; and (ii) the omitted information is the type that the Registrant treats as private or confidential.

† The certifications furnished in Exhibit 32.1 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOR BIOPHARMA INC.

Date: November 10, 2021	By:	/s/ Robert Ang
Robert Ang President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Nathan Jorgensen
Nathan Jorgensen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)