Form 10-K
period 2021-12-31
Vor Biopharma Inc.
filed 2022-03-14
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39979

VOR BIOPHARMA INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1591163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Cambridgepark Drive, Suite 101 Cambridge, Massachusetts	02140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 655-6580

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	VOR	Nasdaq Global Select Market

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

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $351,650,244.65 based upon the closing price of the Common Stock on June 30, 2021.

The number of shares of registrant’s Common Stock outstanding as of March 4, 2022 was 37,488,370.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Note Regarding Company References

Throughout this Annual Report on Form 10-K (“Annual Report”), the “Company,” “Vor,” "Vor Bio," “Vor Biopharma Inc.,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Vor Biopharma Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Vor Biopharma Inc.

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
•
If our product candidates, or the delivery modes we rely on to administer them, cause serious adverse events, undesirable side effects or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidates, limit their commercial potential or result in significant negative consequences following any potential marketing approval.
•
We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize our product candidates, if approved.
•
Adverse public perception of genetic medicines, and of genome engineering in particular, may negatively impact regulatory approval of, and/or demand for, our potential products.
•
Genome engineering technology is subject to a number of challenges and risks. Because genome engineering technology is novel and the regulatory landscape that will govern our product candidates is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for our product candidates.
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
•
We contract with third parties for the manufacture and supply of materials for development of our product candidates and advancement of our current clinical trial, as well as our research programs and preclinical studies, and we expect to continue to do so for future clinical trials and for commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•
We are highly dependent on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
•
We may not be successful in acquiring or in-licensing necessary rights to key technologies underlying our product candidates.
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

PART I

Item 1. Business.

Overview

Vor Bio is a clinical stage company with a vision to cure blood cancers through cell and genome engineering. Our mission is to change the standard of care for patients with blood cancer by engineering hematopoietic stem cells (“HSCs”) to enable the use of targeted therapies post-transplant.

Our initial focus is on patients suffering from acute myeloid leukemia (“AML”). For many of these patients, hematopoietic stem cell transplant (“HSCT”) is the standard of care treatment and the only way to achieve durable remission or a cure. Despite undergoing HSCT, approximately 40% of patients experience a relapse of their cancer and subsequently face an extremely poor prognosis, with two-year survival rates of less than 20%.

The traditional tumor targeting approach to treating blood cancers such as AML focuses on cancer cells expressing a target antigen. However, very few targets are tumor-specific, as healthy cells usually express these same target antigens alongside cancer cells. While technologies may improve the specificity of target antigen binding or enhance potency, these approaches are subject to the same fundamental biological limitation of killing healthy cells expressing these targets, known as on-target toxicity. A number of targeted therapies have failed in clinical development, and those that have succeeded possess limited utility and narrow applicability, in part due to their on-target toxicity.

Vor Bio’s proprietary platform aims to change the traditional target tumor approach by genetically engineering healthy cells by removing therapeutic targets, thereby enabling the use of targeted therapies post-transplant.

Changing the Thinking on Tumor Targeting

Leveraging our expertise in HSC biology and genome engineering, we genetically modify HSCs to remove surface targets and then provide these cells as hematopoietic stem cell transplants to patients. Once these cells engraft into bone marrow, the patient’s healthy cells should be protected because they no longer express the surface target, leaving only the cancerous cells exposed. We believe this will unlock the potential of targeted therapies to selectively destroy cancerous cells while sparing healthy cells. As a result, our engineered HSCs (“eHSCs”) are designed to limit the on-target toxicities associated with these targeted therapies, thereby enhancing their utility, and broadening their applicability.

We are developing our lead eHSC product candidate, VOR33, which we believe has the potential to transform the treatment for AML and other blood cancers. CD33 is a clinically validated target for AML, and we use genome engineering technology to remove CD33 surface targets from HSCs to create VOR33. Data from preclinical studies from multiple independent laboratories, alongside data from human genetics databases, show that CD33 can be removed from HSCs without any deleterious impact on cell biology.

We have initiated VBP101, a Phase 1/2a clinical trial in patients with CD33-positive AML who are at high risk of relapse. The primary goals of the trial are to evaluate tolerability and feasibility of the VOR33 stem cell transplant, with a focus on confirming that VOR33 can engraft normally. Following engraftment, patients will be eligible to be treated with Mylotarg, a CD33-directed antibody drug conjugate (“ADC”) therapy, in order to potentially prolong leukemia-free survival and provide evidence that VOR33 protects against the myelosuppression that typically accompanies treatment with Mylotarg.

Our proprietary eHSC technology is designed to confer advantages and address several limitations associated with existing cell therapy processes. Our manufacturing of eHSCs is a fast and elegant process that leads to a rapid vein-to-vein time of seven to ten days which we believe can easily integrate into existing standard of care. Additionally, preclinical studies of VOR33 demonstrated a high degree of genome engineering precision with highly reproducible results across multiple independent healthy donors.

We intend to pair future eHSC product candidates with targeted therapeutics such as our VCAR33 programs, chimeric antigen receptor (“CAR”)-T therapies designed to target CD33, as well as with potentially best-in-class targeted therapies from collaborators, to bring potentially transformative outcomes to patients and establish new standard of care Treatment Systems for blood cancers.

We believe that the combination of VOR33 followed by treatment with VCAR33ALLO, our in-house CD33-directed CAR-T program, in the post-transplant setting may transform patient outcomes and offer the potential for cures for patients that have limited treatment options, which we refer to as the VOR33 + VCAR33 Treatment System. The Treatment System would utilize the same healthy donor allogenic cell source for both VOR33 and VCAR33ALLO. Following ongoing discussions with the U.S. Food and Drug Administration (“FDA”) and alongside improved scientific understanding of the differences in T-cell sources, we plan to collect initial data on VOR33 from the VBP101 clinical trial and initial clinical data from the first-in-human trial studying the VCAR33ALLO program prior to the Investigational New Drug (“IND”) submission for the Treatment System. We believe this approach may allow for a more methodical development pathway for this novel-novel treatment combination.

We are also pursuing our first multi-targeted Treatment System comprising the VOR33-CLL1 multiplex-edited eHSC therapy and the VCAR33-CLL1 multi-specific CAR-T therapy. These next-generation, multiplex-edited eHSCs may enable a wide range of treatment options post-transplant, including the use of multi-specific CAR-T therapies.

We believe our proprietary technology has broad applicability beyond CD33, including targets such as CD123, EMR2, and CD5. Leveraging our platform, we are rapidly advancing the creation and preclinical testing of multiplex-engineered eHSCs, in which multiple surface targets are removed, potentially obviating concern around tumor heterogeneity and potential escape mechanisms.

Acute Myeloid Leukemia Overview

AML is the most common type of acute leukemia in adults and is characterized by excessive proliferation of myeloid stem cells and their failure to properly differentiate into mature blood cells. There are an estimated 42,500 new diagnoses of AML each year in the United States, Europe and Japan. The median five-year survival rate for patients with AML is less than 30%, but there are significant differences in prognosis depending on several factors, including the age of the patient at diagnosis.

Current first-line treatments for patients with AML typically involve aggressive combination chemotherapy regimens with the goal of inducing disease remission long enough to allow the patient to undergo a potentially curative HSCT. The recommended treatment for AML for patients younger than 60 years and for older patients who can tolerate intensive chemotherapy is a regimen referred to as 7+3, involving seven days of continuous dosing with the chemotherapy agent cytarabine along with short infusions of the chemotherapy agent daunorubicin on days one through three. These induction chemotherapy regimens are usually not curative, and without post-remission therapy such as HSCT, AML is likely to return within several months.

Following successful induction chemotherapy and prior to HSCT, patients undergo myeloablation, a procedure designed to eliminate more of the remaining tumor cells, but one that also leads to the destruction of the patient’s HSCs. These HSCs are then replaced using cells from a matched healthy donor, resulting in reconstitution of the patient’s hematopoietic system.

Over the past 20 years, there has been an increasing trend in HSCTs for AML patients with over 16,000 allogeneic HSCT procedures performed in the United States between 2013 and 2017. AML was the most common disease treated by allogeneic HSCT, representing over 35% of all allogeneic HSCT procedures performed during this time period.

Unfortunately, in approximately 40% of AML patients who undergo HSCT, some tumor cells persist, and the patient’s cancer relapses. As shown in the figure below, AML patients treated with HSCT who were identified prior to HSCT as high risk of relapse, given presence of Minimal Residual Disease (“MRD”) biomarkers or active disease in bone marrow samples, or had MRD had an even higher relapse rate of 67%, with the vast majority of these patients relapsing within one year. Patients who had MRD negative disease, meaning that the number of tumor cells had been reduced to a level of approximately 0.1% of cells in a bone marrow sample, had a much lower and slower risk of relapse.

Myeloid Cancer Unmet Need is Large and Increasing

Following HSCT, patients have very few treatment options and generally receive no treatment despite being high risk of relapse, since anti-cancer therapies will compromise the integrity of the new HSCT. This includes the use of targeted therapies such as Mylotarg, where on-target toxicity may compromise the new bone marrow cells. Unfortunately, due in part to stagnant innovation in HSCT and limited post-transplant treatment options, the post-transplant survival for AML patients is approximately 44%, based on AML outcomes in the National Cancer Database from 1998 to 2011. Approximately 10,000 patients in the United States die from AML each year.

Our Strategy

Our mission is to change the standard of care for patients with blood cancer by engineering hematopoietic stem cells (HSCs) to enable use of targeted therapies post-transplant. Our strategy to accomplish this mission is as follows:

•
Demonstrate VOR33 engrafts in patients and behaves like a typical HSCT. While extensive in vitro and animal experiments have studied the biological dispensability of CD33, the VBP101 Phase 1/2a clinical trial will be the first-time humans receive a stem cell transplant with CD33 surface targets deleted from the HSCs. Data showing robust engraftment of these cells will be important proof of concept for our platform. In addition, if successful, this will provide confidence that VOR33 could be combined with other targeted therapies such as VCAR33ALLO, and that biological dispensability may also occur with additional targets Vor is studying including CD123, EMR2, and CD5.
•
Demonstrate VOR33 and progeny cells are protected from Mylotarg. As a CD33-directed targeted therapeutic, Mylotarg almost universally causes bone marrow toxicity in the form of cytopenias, which are decreased counts of blood cells such as neutrophils and platelets, even at low doses. Patients enrolled in the VBP101 Phase 1/2a clinical trial will receive Mylotarg following their VOR33 transplant, and we expect that the VOR33 cells and their progeny will avoid the typical cytopenia effect as evidenced by robust peripheral cell counts, enabling repeat Mylotarg doses. We believe use of targeted therapies post-transplant will allow for longer relapse-free survival and potentially even cures.
•
Advance in-house targeted therapies, including our wholly owned CAR-T therapy VCAR33 programs. The VCAR33 programs are CAR-T therapy candidates designed to target CD33, a clinically validated target for AML. VCAR33 is made up of two programs with different cell sources.
o
VCAR33AUTO uses autologous cells from each patient and is being studied in an ongoing Phase 1/2 clinical trial sponsored by the National Marrow Donor Program (“NMDP”) in young adult and pediatric patients with relapsed/refractory AML in a bridge-to-transplant study.
o
VCAR33ALLOuses allogeneic healthy donor-derived cells. There has been an increasing appreciation for the value of cell phenotype in CAR-T approaches, and HLA-matched healthy donor cells are a potentially superior cell phenotype with improved persistence and in vivo expansion capability. VCAR33ALLO is a newly announced program. We plan to submit an IND for this program in the first half of 2023 to support a Phase 1/2 clinical trial for patients with relapsed/refractory AML.

Clinical data generated from the VCAR33AUTO and VCAR33ALLOprograms may inform the development of important new therapies for patients with relapsed/refractory AML. In addition, these programs will collect important safety and efficacy data to inform the Treatment Systems discussed below.

•
Advance Treatment Systems comprising eHSCs and CAR-Ts, starting with the VOR33 + VCAR33 Treatment System. We intend to combine VOR33 and VCAR33ALLO as the VOR33 + VCAR33 Treatment System where patients first receive a VOR33 HSCT, then subsequently VCAR33ALLOgenerated from the same healthy donor source as VOR33. Such a Treatment System could result in long-lived CAR-T cells in the patient without major hematologic toxicities and enable prolonged remissions or cures in the post-transplant setting. We plan to develop the VOR33 + VCAR33 Treatment System by generating initial data on VOR33 from the VBP101 clinical trial, alongside initial clinical data from the VCAR33ALLO program, thereby de-risking the Treatment System prior to IND submission.
•
Leverage our proprietary Vor Bio platform to discover and validate targets for additional eHSCs and CAR-Ts. We have applied expertise in HSC biology and genome engineering to focus on targets beyond CD33, including CD123, EMR2, and CD5. Additional targets may allow us to go beyond AML to other cancers, and also provide multiplexing opportunities that allow modification of more than one target simultaneously, potentially obviating concerns around tumor heterogeneity or tumor escape mechanisms, and allowing even more post-transplant treatment opportunities including multi-specific CAR-Ts. The VOR33-CLL1 + VCAR33-CLL1 Treatment System is the first of such programs consisting of a multiplex-edited eHSC and multi-specific CAR-T.
•
Establish in-house cGMP cell therapy manufacturing. HSCs are unique cell types that require specialized genome engineering techniques as well as specific handling and manipulation processes. We have built considerable know-how manipulating genes of these cells and have also designed a highly efficient manufacturing process for VOR33 of approximately three days. We are investing in our know-how and manufacturing processes, including the build-out of our own in-house clinical manufacturing facility at our Cambridge, MA headquarters. The facility has been designed to support flexible clinical manufacturing for our eHSC and CAR-T product candidate pipeline and allow enhanced strategic control.

Our Approach—Engineering Hematopoietic Stem Cells to Enable Targeted Therapies Post-Transplant.

Our proprietary platform aims to change the traditional approach to tumor targeting by removing target expression from healthy cells, thereby engineering the patient’s cells to improve the tumor specificity of targeted therapies. We accomplish this by genetically modifying healthy donor HSCs to remove select cell surface targets. By removing these targets, we make these donor HSCs and their progeny treatment-resistant to targeted therapies and enable these treatments to selectively destroy cancerous cells while sparing healthy cells. As a result, our eHSCs are designed to limit the on-target toxicities associated with these targeted therapies, thereby enhancing their utility and broadening their applicability. We believe that combining our eHSCs and targeted therapies, such as CAR-Ts, bispecific antibodies, and antibody-drug conjugates, has the potential to transform the treatment of blood cancers, such as AML.

Our Proprietary Vor Bio Platform

We have built a technology platform to realize our vision that allows for selective cancer targeting with highly potent targeted therapies by leveraging our expertise and recent advances in stem cell biology and genome engineering. Our approach is in stark contrast to conventional approaches that have focused solely on developing the therapeutic and have faced clinical limitations due to toxicities. The key components of our proprietary Vor Bio platform are the following:

•
Leveraging Stem Cell Biology and Manufacturing Expertise. We have built an extensive understanding of the biology of HSCs to enable our eHSCs to retain their cellular viability and functionality during manipulation. In addition, we have built process development expertise centered around HSCs, enabling us to process these cells quickly, precisely, reproducibly, and efficiently for patients. We are developing in-house clinical GMP manufacturing capabilities and facilities that allow us to leverage our expertise and to maintain strategic control over the manufacturing process.
•
Applying Genome Engineering to Hematopoietic Stem Cells. Recent developments in genome engineering allow permanent changes to DNA in cells and all their progeny. We have assembled a team with extensive experience in applying genome engineering technologies to HSCs, which display distinct DNA repair mechanisms compared to many other cell types. We possess expertise in a variety of genome engineering technologies including CRISPR-Cas9, CRISPR analog enzymes, and base editing, and we are capable of multiplex editing using a variety of techniques.
•
Unlocking the Potential of Targeted Therapies. We believe our eHSCs are a solution to the lack of tumor-specific targets and enable selective cancer targeting. Our solution allows for treatment with potent agents, such as CAR-T therapies, whose utility and applicability have previously been limited, in part, by on-target toxicity. We are designing and developing targeted therapies that are optimized for use with our eHSCs in the post-HSCT setting.

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

Vor Bio’s Vision and Platform

Advantages of Our eHSC Technology and Manufacturing Process

Our eHSC technology is designed to confer advantages and address limitations associated with existing cell therapy processes.

•
Speed—Rapid Manufacturing Cycle and Vein-to-Vein Time. In contrast to other patient-specific cell therapies, such as CAR-T therapies and gene-modified allogeneic cell therapies, our eHSCs manufacturing is a rapid and elegant process that is completed in approximately three days, enabling a seven-to-ten day vein-to-vein time. The primary reason we can produce eHSCs so quickly is the lack of a need for cell expansion. Our approach to creating eHSCs also does not involve the insertion of new genetic material, thereby avoiding complications related to the use of delivery modalities necessary for gene insertion, such as the viral vectors used in CAR-T therapies. The relatively simple and streamlined process of creating our eHSCs provides significant advantages in the required manufacturing infrastructure and we are developing in-house clinical current manufacturing capabilities to support our planned clinical trials. We believe the efficiency and low capital expenditure of our manufacturing process should translate into higher scalability, a lower cost of goods, and easy integration into routine transplant practice.

Vor Bio eHSC Manufacturing Process

•
Investment in our own internal manufacturing facility. In June 2021, we announced the initiation of the build-out of an in-house clinical manufacturing facility in Cambridge, Massachusetts to support our development of potentially transformative eHSCs and CAR-T therapeutic candidates for patients with blood cancers. We anticipate that the facility, located in the same premises as our current headquarters, will be operational in 2022. The facility will provide us with end-to-end oversight over drug product for our planned clinical trials. With this new facility, we expect our manufacturing teams will be seamlessly integrated within our wider organization, a crucial component of our strategy as we begin our clinical studies. The facility has been designed to support clinical manufacturing for our cell therapy programs, including both eHSCs and CAR-T therapeutic candidates, and to be cGMP compliant. By integrating our internal research, process development, analytical development, manufacturing, and quality control testing capabilities under one roof, we aim to achieve flexible manufacturing capacity and to reduce the time and cost required to manufacture complex cell therapy clinical candidates.

Our Pipeline

Our pipeline of eHSC and CAR-T programs is shown below:

.AML: acute myeloid leukemia; MDS: myelodysplastic syndrome; MPN: myeloproliferative neoplasm

*The VCAR33 construct is being studied in a Phase 1/2 clinical trial sponsored by the NMDP, and timing of data release is dependent on the investigators conducting the trial.

Our Programs

VOR33 for the Treatment of Blood Cancers

Overview

VOR33 is our lead eHSC product candidate created by genetically modifying healthy donor HSCs in order to remove the CD33 surface target. We intend to develop VOR33 as an HSCT product candidate to replace the standard of care in transplant settings. Once the VOR33 cells have engrafted, we believe that patients can be treated with anti-CD33 therapies, such as Mylotarg or our CAR-T therapy product candidates, with limited on-target toxicity. We have initiated VBP101, a Phase 1/2a clinical trial in patients with CD33-positive AML who are at high risk of relapse. The primary goals of the trial are to evaluate tolerability and feasibility of the VOR33 stem cell transplant, with a focus on confirming that VOR33 can engraft normally. Following engraftment, patients will be eligible to be treated with Mylotarg, a CD33-directed ADC therapy, in order to potentially prolong leukemia-free survival and provide evidence that VOR33 protects against the myelosuppression that typically accompanies treatment with Mylotarg.

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

Third-party CD33-directed products and myelosuppressive effects

Mylotarg (n=40)[1]

Phase 1 trial
Mylotarg
0.25-9 mg/m²

- 9 patients had neutrophil counts > 1500 cells/μL prior to treatment
- 8 of 9 patients (88.9%) developed severe neutropenia (< 200 cells/μL) within 14 days of Mylotarg treatment
    - Neutropenia occurred regardless of dose level

SGN-CD33A (n=131)[2]

Phase 1 trial
SGN-CD33A
5-60 μg/kg

- 57% > Grade 3 febrile neutropenia
- 40% > Grade 3 thrombocytopenia
- 19% > Grade 3 neutropenia

D=day; G=Grade

References: **1**. Sievers EL, et al. *Blood*. 1999;93(11):3678-3684. **2.** Stein EM, et al. *Blood*.2018;131(4):387-396

The only CD33 targeted therapy approved by the FDA for the treatment of AML is gemtuzumab ozogamicin (“GO”), which is marketed by Pfizer under the brand name Mylotarg. Mylotarg is an ADC that targets CD33 on AML cells and is designed to deliver a potent cytotoxin directly to tumor cells. However, due to the expression of CD33 on a broad set of hematologic progenitor cells, Mylotarg not only attacks AML cells, but it also depletes healthy blood cells, including HSCs and other progenitor cells that express CD33. Primarily due to its toxicity profile, Mylotarg is currently used only in a limited setting, in both first line and relapsed/refractory disease. Without a solution to the problem of CD33 on-target toxicity, we expect all CD33-targeted therapies to produce thrombocytopenia and neutropenia which may result in the same limited clinical utility as Mylotarg.

We believe engineering the patient to remove CD33 is a unique approach designed to protect from on-target toxicity and unlock the potential of CD33 as a therapeutic target. By removing CD33 expression in healthy cells, we expect to render these cells and their progeny treatment resistant to CD33-directed therapies, thereby providing robust protection from these therapies’ cytotoxic effects.

VOR33 Preclinical Data

Preclinical Proof of Concept

In preclinical studies, we observed the resistance of our eHSCs to Mylotarg. As shown in the figure below, we used in vitro cytotoxicity assays to measure the effects of various concentrations of Mylotarg on HSCs and their progeny (collectively, “HSPCs”) that have differentiated into myeloid lineage cells. We tested both wild type cells whose CD33 surface targets had not been manipulated (“CD33WT”) and cells that we had genetically engineered to remove CD33 (“CD33Del”). We observed that CD33Del cells had an approximately 70-fold increase in IC50 in comparison to CD33WT cells and, as expected, observed few differences in cell killing at extreme Mylotarg concentrations.

Mylotarg Cytotoxicity on CD33WT and CD33Del HSPCs

This was consistent with results from in vivo studies in which human HSPCs were engrafted for 16 weeks into 15 immune-compromised mice, with 15 mice used as a vehicle treated (“Vh”) control group. We investigated the impact of Mylotarg on CD14+ monocytes derived from these human HSPCs since CD14+ monocytes naturally express CD33 on their surface. As shown in the figure below, we observed that in the vehicle-treated groups, there was significant loss of CD14+ cells, while that population of cells was largely intact in the CD33Del arm, leading to a 61-fold higher CD14+ cell frequency in the CD33Del arm compared to the mock electroporated arm. These studies provide evidence of the resistance of CD33Del eHSCs and progeny to anti-CD33 therapies.

CD33WT and CD33Del HSC survival after exposure to Mylotarg

Removal of CD33—No Observed Impact on Biology

Data from preclinical studies from multiple independent laboratories, alongside data from human genetics databases, show that CD33 can be removed from HSCs without any deleterious impact on cell biology.

The in vivo study below shows engraftment of human HSCs into 15 immune-compromised mice, with 15 mice used as a vehicle treated control group. Following 16 weeks of engraftment, CD33Del eHSCs and CD33WT control cells differentiated into various classes of blood cells, which allowed detection of these cells and functional assays of differentiated cells. We observed statistically significant (p<0.0001) lower rates of CD33 surface proteins, suggesting successful genome engineering in CD33Del cells. As shown in the other figures below, we observed no statistically significant differences in the number of cells by cell type produced by the CD33WT and CD33Del HSCs.

16-week xeno-transplant mouse model engraftment data of human CD33-engineered cells

Confirmation of CD33 Loss
%hCD33+
****
Control
eHSC
No change in nucleated bone marrow cell frequency
%hCD45+
ns
Control
eHSC
No change in B cell frequency
%hCD19+
ns
Control
eHSC
No change in myeloid cell frequency
%hCD14+
ns
Control
eHSC
%hCD11b+
ns
Control
eHSC

In order to observe the in vitro functionality of differentiated immune cells derived from eHSCs, we compared the ability of cells differentiated from CD33WT and CD33Del cells to phagocytose or produce cytokines. No differences in function were observed.

Cells derived from CD33Del eHSCs and CD33WT HSCs demonstrate intact functionality

In addition to data generated by us, academic laboratories at Columbia University, the University of Pennsylvania, and the Fred Hutchinson Cancer Research Center have each conducted similar experiments in vitro and in vivo with very similar findings, showing that no deleterious effects can be observed from replacing existing blood cells with CD33Del cells.

Preclinical Validation of CD33 Deletion in HSCs

While these preclinical data offer encouraging evidence of the non-essential nature of CD33, we believe the strongest support for our approach comes from existing human genetics data. We have found 65 individuals with homozygous loss of function mutations in the CD33 gene using the genetic database maintained by the Broad Institute. More recently, we identified 176 individuals with homozygous loss-of-function mutations in CD33 through the database maintained by the UK Biobank. This critical evidence suggests the non-essential nature of CD33 function in humans. We believe this finding of so-called “null mutants” among the adult human population, combined with the lack of discernable in vitro and in vivo effects observed with the removal of CD33, mitigates concerns associated with introducing CD33Del eHSCs in humans.

VBP101 Clinical Trial

Our IND application for VOR33 in patients with AML was accepted by the FDA in January 2021, and we have initiated VBP101, our first-in-human Phase 1/2a trial of VOR33 in combination with Mylotarg.

VOR33 has received Fast Track designation for the treatment of AML from the FDA allowing for potential facilitated development and expedited review process and Orphan-drug designation (“ODD”), which is granted by the FDA to a drug or biologic intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S. ODD granted therapies entitle companies to development incentives including tax credits for clinical testing, prescription drug user fee exemptions, and seven-year marketing exclusivity in the event of regulatory approval.

The clinical strategy for VOR33 is to initially evaluate engraftment and tolerability, then assess clinical activity in subsequent clinical trials. The VBP101 trial is actively recruiting and we anticipate initial clinical data in the second half of 2022. If successful, this trial will provide important validating evidence of the potential of VOR33 and our broader eHSC approach.

The primary goals of the VBP101 trial are to evaluate tolerability and feasibility, with a focus on confirming that VOR33 can engraft in patients in a timely manner. Patients will then be eligible for subsequent treatment with Mylotarg. While this trial is not designed to evaluate the efficacy of the combination of VOR33 and Mylotarg, we may generate data on the incidence of the previously documented hematopoietic toxicities associated with Mylotarg. Any observed protection from such on-target toxicity in this Phase 1/2a trial would serve as an important proof of principle for our research and development platform.

The VBP101 clinical trial will enroll CD33-positive AML patients who are at a high risk of relapse. We will start our screening process with patients who have achieved morphologic remission, which means they have no detectable AML blasts in peripheral blood. As part of routine clinical practice, genetic profiling will also be used to identify those patients who have disease markers associated with a high risk of disease relapse, such as MRD status.

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

We expect the key analytical and clinical read-outs of the VBP101 clinical trial to include the following:

•
Engraftment. Hematologic cell counts will be assessed following transplant with the expectation that absolute neutrophil cell counts will be greater than or equal to 500/mm3 by day 28 post-transplant for three consecutive days.
•
Mylotarg Toxicities. Patients receiving Mylotarg usually exhibit significant myelosuppression within one to two weeks following dosing. Patients will be monitored for neutrophil cell counts following Mylotarg dosing, and will be assessed for suitability for receiving repeat Mylotarg dosing.
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

VBP101: VOR33+Mylotarg Phase 1/2a Clinical Trial

VOR33 with Other Targeted Therapies

Mylotarg is currently the only anti-CD33 therapy approved by the FDA. We believe that other anti-CD33 therapies that are not yet approved, such as our VCAR33 product candidates or bispecific antibodies, may ultimately be better targeted therapies due to higher expected potency and target specificity. Different therapeutics may also be more suitable in various clinical settings and disease states. We therefore plan to support research and development efforts studying the benefits of VOR33 and other eHSC approaches with several targeted therapies using different treatment modalities. This strategy is intended to optimize the potential for VOR33 and other eHSC programs to eventually become a new standard of care in transplantation, unlocking the potential of multiple targeted therapies for patients with AML and other blood cancers.

VOR33 and Myelodysplastic Syndrome and Myeloproliferative Neoplasm

Other blood cancers overexpress CD33, including myelodysplastic syndrome (“MDS”) and myeloproliferative neoplasms (“MPNs”). MDS consists of a spectrum of bone marrow cancers that are characterized by reduction in blood cell counts and an increase in immature blood cells in bone marrow. This condition evolves into AML in up to 30% of cases. Similarly, MPNs are a group of blood cancers such as chronic myelogenous leukemia, chronic neutrophilic leukemia, polycythemia vera, primary myelofibrosis and essential thrombocythemia where excessive fully differentiated blood cells are produced by the bone marrow, and these conditions may also evolve into more aggressive AML. Patients with these conditions can be segmented into different risk categories based on cell counts and cytogenetics, with intermediate- or high-risk patients often treated with HSCT, and together MDS and MPN are the most common indications for allogeneic HSCT outside of AML. Scientific evidence produced by third parties shows that blast cells responsible for MDS and MPN express CD33 and other myeloid cell surface targets. We believe VOR33 has the potential to provide a therapeutic window that enables anti-CD33 therapies to be effective in those settings, and we are exploring the potential use of VOR33 in combination with targeted therapies in these indications.

VCAR33 for the Treatment of Blood Cancers

Overview

VCAR33 is a CAR-T therapy designed to target CD33, a clinically-validated target for AML. VCAR33 uses a CAR moiety that recognizes CD33 on the outside of the cell surface using the huM195 CD33 binder. The same binder was used in lintuzumab, which is an agent that has been tested in clinical trials and demonstrated clinical activity. We licensed VCAR33 from the National Institutes of Health (“NIH”). We are studying VCAR33 with autologous and allogeneic cell sources.

•
VCAR33AUTO uses autologous cells from each patient, and is being studied in an ongoing Phase 1/2 clinical trial sponsored by the NMDP in young adult and pediatric patients with relapsed/refractory AML in a bridge-to-transplant study. We have received cross-reference rights for the IND for the NMDP program. Initial data from this study is expected in 2022, depending on the investigator’s timing of data release.
•
VCAR33ALLO uses allogeneic healthy donor-derived cells. There has been an increasing appreciation of the value of cell phenotype in CAR-T approaches, and the HLA-matched healthy donor cells are a potentially superior cell phenotype with improved persistence and in vivo expansion ability. VCAR33ALLOis a newly announced program. We plan to submit an IND for this program in the first half of 2023 to support a Phase 1/2 clinical trial for patients with relapsed/refractory AML.

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

Tumor cell clearance of CAR constructs in mouse xenograft models

VCAR33AUTO Clinical Development

The VCAR33AUTO NMDP Phase 1/2 clinical trial is running in two phases: the first phase, which is expected to enroll approximately 12 patients, is designed to determine the maximum tolerated dose of VCAR33AUTO using a 3+3 trial design; the second phase, which is expected to enroll up to 16 patients, is an expansion phase designed to evaluate the rate of clinical response to treatment. VCAR33AUTO could cause bone marrow failure due to the elimination of normal hematopoiesis in the absence of an approach that limits on-target toxicity, and therefore, the clinical trial is studying VCAR33AUTO in the bridge-to-transplant setting, where bone marrow failure is manageable with subsequent transplant. Patients will be monitored for safety endpoints associated with CAR-T therapy including evidence of cytokine release syndrome, hepatotoxicity and neurotoxicity. Additional endpoints, such as graft versus host disease incidence, treatment-related mortality and time to engraftment, will be assessed post-HSCT to determine the safety of VCAR33AUTO in combination with the transplantation procedure.

Key clinical efficacy endpoints of the trial include reduction of the blast count in the bone marrow to achieve a morphologic remission, assessment of the elimination of MRD by flow cytometry or molecular methods and the percent of patients consequently able to proceed to a potentially curative HSCT. Standard transplant-related outcomes of the trial including overall survival, relapse rates and event-free survival will be measured. Exploratory objectives will assess VCAR33AUTO performance in patients including expansion and persistence within the blood and bone marrow.

The NMDP is responsible for all aspects of this trial, including the design of the trial, the manufacture of study product, the enrollment, dosing and follow-up of patients, the recording of trial data and the analysis of results. We also did not control the preclinical development of this program, which was conducted by the NIH, and we do not have rights under the license agreement to certain intellectual property, such as know-how, employed by the NMDP in manufacturing study product or conducting its clinical trial, however, the NMDP has permitted us to cross-reference its IND for this trial in future IND applications that we may submit with the FDA.

VCAR33ALLO Clinical Development

We plan to study VCAR33ALLO in a Phase 1/2 clinical trial in older patients in an otherwise similar design to the NIH’s VCAR33AUTO clinical trial. The clinical trial will run in two phases: the first phase, which is expected to enroll approximately 12 patients, is designed to determine the maximum tolerated dose of VCAR33ALLO using a 3+3 trial design; the second phase, which is expected to enroll up to 12 patients, is an expansion phase designed to evaluate the rate of clinical response to treatment. VCAR33ALLO could cause bone marrow failure due to the elimination of normal hematopoiesis in the absence of an approach that limits on-target toxicity, and therefore, the clinical trial is studying VCAR33ALLO in the bridge-to-transplant setting, where bone marrow failure is manageable with subsequent transplant. Patients are monitored for safety endpoints associated with CAR-T therapy including evidence of cytokine release syndrome, hepatotoxicity and neurotoxicity. Since VCAR33ALLO uses T cells sourced from a healthy donor, there may be additional risk of these T cells attacking the patient called graft versus host disease, and incidence of this will be monitored in the trial. In addition, treatment-related mortality and time to engraftment, will be assessed post-HSCT to determine the safety of VCAR33ALLO in combination with the transplantation procedure. We plan to submit an IND for this clinical trial in the first half of 2023.

We anticipate the key clinical efficacy endpoints of the trial being the reduction of the blast count in the bone marrow to achieve a morphologic remission, assessment of the elimination of MRD by flow cytometry or molecular methods and the percent of patients consequently able to proceed to a potentially curative HSCT. Standard transplant-related outcomes of the trial including overall survival, relapse rates and event-free survival will be measured. Exploratory objectives will assess VCAR33ALLO performance in patients including expansion and persistence within the blood and bone marrow.

Our Solution to Transform Patient Outcomes: The VOR33 + VCAR33 Treatment System

We believe VOR33 could unlock the potential of anti-CD33 therapies that are much more potent than Mylotarg. We believe VCAR33ALLO could be a highly potent anticancer therapy that, when combined with VOR33, is not associated with severe myeloablative toxicities. We believe the VOR33 + VCAR33 Treatment System is a novel and comprehensive approach that has the potential to transform clinical outcomes and establish a new standard of care for patients suffering with AML.

An attractive feature of this Treatment System is to use the same allogeneic source of cells for both the eHSC and CAR-T. In this scenario, the apheresis product from the healthy donor can be processed to serve as starting materials for both products. One advantage of this approach is that donor-derived T cells should not recognize CAR-T cells as foreign, potentially prolonging persistence. In addition, sourcing T cells from healthy donors may provide a healthier, more abundant cell source, allowing for optimizations and efficiencies in the manufacturing process that are not possible with autologous sources. Unlike autologous CAR-T therapies, the manufacturing of the CAR-T cells would not be rate limiting when combined with VOR33, as the CAR-T therapy would not be needed until 60 days after administration of VOR33.

Production of VOR33 + VCAR33 Treatment System from the same donor

VOR33 + VCAR33 Treatment System—Clinical Development

We intend to submit an IND application with the FDA and conduct a clinical trial of the VOR33 + VCAR33 Treatment System after we obtain the initial results from our VOR33 Phase 1/2a clinical trial and our planned VCAR33ALLO Phase 1/2 monotherapy clinical trial. We believe demonstration of disease clearance activity by VCAR33ALLO would provide a fundamental rationale for further development in a non-relapse/refractory population which is still high risk, including patients with poor prognostic molecular markers and/or MRD positivity. We would evaluate VCAR33ALLO in a post-VOR33 transplant setting to reduce the risk of recurrence or treat evidence of early relapse. Through use of VOR33, we believe VCAR33ALLO could be used in a post-transplant maintenance setting since CD33 negative hematopoiesis established by the VOR33 graft would be protected from eradication. The objective of this trial would be to assess the safety and initial clinical efficacy of the VOR33 + VCAR33 Treatment System.

Ongoing Preclinical Programs

We believe our approach can extend beyond CD33 where targets fulfill three important criteria: firstly, these targets are expressed on cancer cells; secondly, these targets are expressed on cells of hematopoietic lineage (and therefore present a safety concern); and lastly there is evidence these protein targets are biologically dispensable. We have generated data exploring targets such as CD123, EMR2, and CD5 which all currently show promise fulfilling these criteria.

Other Myeloid Targets: CD123, CLL-1, EMR2

CD123, CLL-1, and EMR2 are targets expressed strongly in various myeloid blood cancers including AML. These targets are expressed both in bulk AML cells as well as leukemic stem cells. As shown in the figure below, we have the ability to genetically engineer HSCs in human cells to remove expression of these targets with good efficiency. As such, we continue to research these targets as potential target candidates for our eHSCs and CAR-T therapies.

High Editing Frequency Observed in Human CD34+Cells for CD123, CLL-1 and EMR2

Multiplex Engineering: The VOR33-CLL1 + VCAR33-CLL1 Treatment System

Multiplex engineering is a strategy and method where multiple genetic targets are engineered within the same cells in the same manufacturing process. Multiplex engineering could allow removal or modification of two or more distinct genes, thus allowing for targeted therapies directed at two or more separate targets to be used in combination or in sequence, which could be particularly valuable to prevent escape mechanisms involving tumor cells down-regulating target expression.

We have developed several techniques for multiplex engineering HSCs. One such technique is sequential Cas9 editing, where HSPCs are subject to a two separate Cas9 edits separated by a defined time period in order to allow the first edit to complete before applying the second edit. This separation is important to avoid translocations errors, which are gene repairs resulting in one DNA segment joining other DNA segments from different parts of the same chromosome or segments of other chromosomes. As seen in the chart below left, we can efficiently knock out expression of both CD33 and CLL-1 from HSPCs using this technique.

Another technique involves a technology called base editing, which involves converting a specific DNA base into another at a targeted genomic locus. As such, base editing does not require a cut, lowering the risk of translocation errors. As seen in the chart on the below right, we can efficiently knock out expression of both CD33 and CLL-1 from HSPCs using a single base editing step.

Our expertise in multiplex engineering allowed us to make progress on a new program called the VOR33-CLL1 + VCAR33-CLL1 Treatment System. This Treatment System is made up of the VOR33-CLL1 multiplex-engineered eHSC, and the VCAR33-CLL1 multi-specific CAR-T.

In vitro proof of concept for this approach is shown below. In this experiment we compared the survival of wild type, CD33Del, CLL-1Del and CD33Del+CLL-1Del cell lines when simultaneously exposed to CD33 and CLL-1 CAR-T treatments. We observed statistically significant higher survival for cell lines with protein removals corresponding to the CAR-T targets, with the highest survival in the cell line lacking both CD33 and CLL-1 surface targets. These results suggest that the removal of these surface targets provided protection of the cell lines from the target-specific effects of the CAR-T therapy.

A multiplex approach may provide advantages in two areas. Firstly, target expression can vary in tumor cells from the same patient, a phenomenon known as tumor heterogeneity. Applying therapies such as a multi-specific CAR-T may reduce that concern. Secondly, it is theoretically possible for tumor cells to downregulate expression of a target to avoid being killed, a phenomenon known as tumor escape. Again, pursuing multiple targets simultaneously may reduce the effectiveness of the tumor escape mechanism.

Survival of CD33Del and CLL-1Del cells after exposure to

anti-CD33 and anti-CLL-1 CAR-T therapies

Beyond Myeloid Diseases: CD5

As HSCs differentiate, there are two distinct lineages: myeloid and lymphoid. The lymphoid lineage differentiates into important immune cells such as T cells, B cells, and natural killer cells, which are important for fighting infection and preventing development of cancer. Lymphoid cells also have the potential to crease cancerous cells.

CD5 is a cell surface protein that is ubiquitously expressed on T cells. CD5 is also expressed on the majority of T cell malignancies, and therefore could be an attractive target to eliminate cancer cells with two important concerns. Firstly, elimination of all cells expressing CD5 could result in decreased T cell counts which is called lymphopenia, which is not compatible with long-term survival. Secondly, since the CAR-T cells themselves express CD5, CAR-T cells attacking CD5 can also attack themselves, a phenomenon known as fratricide.

Our approach may address both of these concerns. Elimination of CD5 from HSPCs would result in a lymphoid cell compartment lacking CD5 expression, therefore T cells may be protected from CD5-targeted therapies. Secondly, CAR-T cells can be made from CD5-deleted cell populations which may address the issue with fratricide. Preliminary data shows that CD5 may show similar biological dispensability characteristics to CD33. The chart below shows that we can delete CD5 expression from HSPCs with good efficiency.

High Editing Frequency Observed in Human CD34+ Cells for CD5

Commercial Strategy and Reimbursement Framework for Our eHSCs and CAR-T Product Candidate

Given the potential value proposition of eHSCs enabling targeted therapies, our goal is to maximize the reach of our therapies, if approved, to all patients in the transplant setting suffering from blood cancers. Each year, approximately 42,500 new cases of AML are diagnosed across the United States (~20,000), Europe (~18,000) and Japan (~4,500). For the past 20 years, there has been an increasing trend in allogeneic transplants for AML. Currently, there are approximately 12,000 allogeneic HSCTs performed globally each year, with approximately 3,500 performed in the United States, 7,000 in Europe and 1,500 in Japan.

We believe we will be able to commercialize our eHSCs and targeted therapies, if approved, with a focused footprint where we can leverage the existing logistical infrastructure of the NMDP and HSC transplants centers. HSCTs are performed at tertiary medical care hospitals with specialized HSC transplant centers. The United States, EU5 and Japan have approximately 200, 300 and 185 transplant centers, respectively. The transplant volumes are further concentrated with 15%, or approximately 30 U.S. transplant centers, performing 50% of U.S. transplants. Building on a concentrated network of transplant centers, we have the added advantage of a rapid manufacturing process of 7-10 days. This turn-around time for collecting cells and shipping is a critical component of a successful commercialization.

As shown below, we believe that our platform and approach gives us the ability to transform the treatment paradigm for patients suffering from AML at each significant step in their journey by increasing transplant eligibility, replacing the standard of care for transplants, and unlocking the potential of targeted therapies post-transplant.

Opportunity to Transform the Patient Journey

We believe multiple reimbursement pathways may be available in the United States to capture the value of eHSCs and targeted therapies, such as CAR-T. Effective for cost reporting periods beginning on or after October 1, 2020, under the Hospital Inpatient Prospective Payment System (“IPPS”), Medicare payment for HSCT will include a carve-out for the actual cost of stem cell acquisition and processing, and payment will instead be made on a reasonable cost basis. We believe this new rule may apply to innovative sources of donor stem cells like eHSCs. In addition, a new Medicare Severity Diagnosis-Related Group (“MS-DRG”) establishes a base payment rate of approximately $246,000 for CAR-T cases, with a base rate for clinical trial cases of approximately $42,000.

A potential alternative reimbursement pathway for eHSC is Medicare New Technology Add-on Payment (“NTAP”) which, if approved, allows for temporary reimbursement for new cell therapies above the standard MS-DRG payment threshold. When certain criteria are met, the Centers for Medicare & Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, may provide incremental reimbursement for up to 65% of the cost of therapy in addition to the standard MS-DRG payment. For patients covered by commercial insurance, we believe that reimbursement will be based on a case rate methodology with provisions for separate payments for new therapies such as eHSC. Lastly, outcomes-based agreements or value-based purchasing models is another option that is becoming more common with novel cell and gene therapies.

Potential Value Proposition and Reimbursement Pathways

License Agreements

Exclusive License Agreement with Columbia University

In April 2016, we entered into an exclusive license agreement with The Trustees of Columbia University in the City of New York (“Columbia”), which agreement was subsequently amended in February 2019 and November 2021 (the “Columbia Agreement”). Pursuant to the Columbia Agreement, we obtained a worldwide, exclusive license, with the right to grant sublicenses (subject to certain restrictions), under certain of Columbia’s patents, know-how and materials to discover, develop, manufacture, have made, use, sell, offer to sell, have sold, import, export, distribute, rent or lease products that are covered by such patents or involve the use of or otherwise incorporate such know-how or materials, in each case for any and all uses. The foregoing license is subject to certain customary retained rights of Columbia, including the right to conduct academic research and publish know-how. We are also obligated to use commercially reasonable efforts to research, discover, develop and market licensed products for commercial sale and distribution, including by achieving one or more specified diligence milestones.

Under the Columbia Agreement, we paid Columbia an upfront fee of $25,000 and issued to Columbia 91,911 shares of our common stock. We are also obligated to pay Columbia an annual fee in the low five digits, as well as royalties on net sales of products that are covered by the licensed patents ranging in the low single digits and on net sales of products that are not covered by the licensed patents but involve the use of or otherwise incorporate licensed know-how or materials ranging in the low single digits (which range is lower than the range for patented products), in each case with respect to such products sold by us but not our sublicensees. Royalties are payable on a patented product-by-patented product basis and country-by-country basis for such period as a valid claim covers such patented product in such country, which we expect to be until January 2040, absent any applicable patent term extensions, and, on an unpatented product-by-unpatented product and country-by-country basis for the longer of ten years from first commercial sale of such unpatented product in such country or expiration of any market exclusivity for such unpatented product in such country. If the royalty term for a patented product expires in a country and such product would otherwise qualify as an unpatented product in such country (and the applicable royalty term for such unpatented product has yet to expire in such country), then we are obligated to pay Columbia royalties for such unpatented product for the remainder of the royalty term in such country. Additionally, we are obligated to pay Columbia up to $4.45 million in the aggregate for certain clinical, regulatory and commercial milestones for the first two products, $2.0 million in the aggregate for certain commercial milestones for a single additional product incorporating certain of the intellectual property licensed to us under the Columbia Agreement and a mid-second decile percentage of consideration received from sublicensees, including royalties, provided that if such sublicensing income includes a milestone payment for which we are already obligated to make a milestone payment under the

Columbia Agreement, then Columbia shall only be entitled to the higher of our milestone payment and its portion of the sublicensing income.

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

Exclusive License Agreement with National Institutes of Health

In October 2020, we entered into a patent license agreement (the “Patent License”) with the U.S. Department of Health and Human Services, as represented by National Cancer Institute (“NCI”) of the NIH. Pursuant to the Patent License, we hold an exclusive, worldwide license, sublicensable with the prior written consent of NIH, to certain intellectual property rights to develop, manufacture and commercialize licensed products, or to practice licensed processes, in each case, for use in the development of a CAR therapy mono-specific for CD33 for the prophylaxis or treatment of CD33-expressing hematological malignancies (but excluding CD33-specific logic-gated CAR-based immunotherapies) wherein the CAR is comprised of the CD33-binding domain referenced as Hu195 or hP67.6, is delivered via lentiviral transduction, and the T cells are derived from the patient or from an allogeneic source, which we collectively refer to as the field of use.

Pursuant to the terms of the Patent License, we are required to pay NCI a license issue fee in the aggregate amount of $400,000. The terms of the Patent License also require us to pay NCI de minimis minimum annual royalties, which royalties are creditable against earned royalties on sales of licensed products or licensed processes. We must also pay NCI tiered royalties on net sales of licensed products at rates ranging in the low single digits if the product CAR-T cells are derived from the patient, and at a higher range of rates in the low single digits if the product CAR-T cells are derived from an allogeneic source. Such royalties are payable on a licensed product-by-licensed product and country-by-country basis, commencing on the date of first commercial sale of such licensed product in such country, until the date such licensed product ceases to be covered by a valid claim of a licensed patent in such country, which we expect to occur in March 2039, absent any applicable patent term extensions, and are subject to reduction for unblocking licenses from third parties, subject to a specified royalty floor.

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

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We plan to build focused capabilities in the United States to commercialize our development programs focused on eHSCs and targeted therapies, where we believe the patient populations and medical specialists for the indications we are targeting are sufficiently concentrated to allow us to effectively promote our products, if approved for commercial sale, with a targeted sales team. In other markets for which commercialization may be less capital efficient where the patient populations and medical specialists are less concentrated we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidates.

Manufacturing

We are currently building out our in-house clinical cGMP manufacturing facility in Cambridge, Massachusetts to support development of our eHSC and CAR-T therapeutic candidates for patients with blood cancers. We anticipate that the facility, located in the same premises as our headquarters, will be operational in 2022. We have designed the facility to support clinical manufacturing for our cell therapy programs and to be cGMP compliant. By integrating our internal research, process development, analytical development, manufacturing, and quality control testing capabilities under one roof, we believe we can achieve flexible manufacturing capacity and reduce the time and cost required to manufacture our complex cell therapy clinical candidates. While this facility is in development, we continue to rely on third-party contract manufacturers for all of our required raw materials, manufacturing devices, active pharmaceutical ingredients and finished product for our research. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationship for the manufacture of material for clinical trials beyond Phase 1/2a or commercial supplies. We intend to enter into agreements with third-party contract manufacturers and one or more backup manufacturers for future production. Although we are developing certain in-house manufacturing capabilities for our current clinical needs, we continue to analyze the feasibility of building additional manufacturing capabilities for future development and commercial quantities of any products that we develop. Such products will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval.

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

In the case of our lead eHSC product candidate, VOR33, we are not aware of any approved products or product candidates in development that apply gene engineering technology to donor HSCs in order to reduce the on-target toxicity of targeted cancer therapies. However, researchers at the University of Pennsylvania (“UPenn”) have published the results of academic studies on gene engineering HSCs for this purpose, and UPenn has licensed intellectual property related to this approach to Tmunity Therapeutics Incorporated. We are also aware of a large number of companies that are attempting to address the problem of on-target toxicity through other treatment modalities, including many companies attempting to improve the specificity of targeted therapies, including CD33-directed targeted therapies, for AML and other hematological cancer cells. For example, Johnson & Johnson and Amgen Inc. have CD33-directed bispecific antibodies in Phase 1 clinical development, 2seventy bio is studying a regulatable CD33 CAR-T and CRISPR Therapeutics AG has released data from preclinical studies for an allogeneic CAR-T program targeting CD33. If any of these companies successfully develop effective targeted therapies for hematological malignancies without significant on-target toxicity, we believe they could compete with our eHSCs, including VOR33.

In the case of VCAR33, there are a number of companies exploring CAR-T therapies in early trials for relapsed/refractory AML. Some of these therapies are directed against targets that have approved monoclonal antibody competitors on the market already, while others have novel targets. For example, PersonGen BioTherapeutics (Suzhou) Co., Ltd. is studying a CAR-T therapy targeting tumor associated antigens, Precigen, Inc. is studying a CAR-T therapy targeting CD33 and Mustang Bio, Inc. and Cellectis S.A. are separately studying CAR-T therapies targeting CD123. Dual targeting CAR-T cell-based approaches have also recently begun clinical trials, including the ICG-144 program by iCell Gene Therapeutics, LLC, BG-NE1 by Guangzhou Bio-Gene and the LB1910 program from Legend Biotech Corporation, each of which target both CD33 and CLL-1.

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

As of February 28, 2022, our owned patent portfolio is composed of approximately 88 pending U.S. and foreign patent applications, approximately 22 pending U.S. provisional patent applications, and one granted U.S. patent. In addition, we have licensed seven granted U.S. and foreign patents, and approximately 46 pending patent applications in the United States and foreign jurisdictions.

Patent Rights Relating to Our eHSC Programs

The patent portfolio related to our lead eHSC product candidate, VOR33, includes three patent families that are exclusively licensed from Columbia. The first patent family licensed from Columbia is directed to compositions and methods for gene engineering lineage-specific cell surface antigens, such as CD33, in HSCs and use thereof, and includes seven granted U.S. and foreign patents, two pending U.S. applications and at least 13 pending foreign applications in Europe, Japan, Canada, China, Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2036, absent any applicable patent term extensions.

As of February 28, 2022, the second patent family licensed from Columbia, directed to compositions and methods of use of HSCs containing a single nucleotide polymorphism in CD33, includes a pending U.S. application and two pending foreign applications in Europe and Japan. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2038, absent any applicable patent term extensions.

As of February 28, 2022, the third patent family licensed from Columbia, directed to compositions and methods for gene engineering CD33 in HSCs and use thereof, includes a U.S. patent and at least 14 pending foreign applications in Europe, Japan, Canada, China, Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2040, absent any applicable patent term extensions.

The patent portfolio related to VOR33 also includes three patent families that we own. As of February 28, 2022, the first family, directed to compositions and methods of engineering lineage-specific antigens in HSCs includes one pending patent application in the United States and 15 pending foreign applications in Europe, Japan, Canada, China, Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2038, absent any applicable patent term extensions. As of February 28, 2022, the second family, directed to compositions and methods of engineering multiple lineage-specific antigens in HSCs, includes one U.S. patent, seven pending U.S. patent applications and at least 15 pending foreign patent applications. Any patents that grant from applications claiming priority to these provisional applications would be expected to expire in 2039, absent any applicable patent term extensions. As of February 28, 2022, the third family, directed to compositions and methods of treating a hematopoietic malignancy, includes a pending Patent Cooperation Treaty (“PCT”) patent application. Any patents that grant from applications claiming priority to this patent would be expected to expire in 2041, absent any applicable patent term extensions.

We also own three patent families directed to compositions and methods of engineering specific antigens in HSCs, including CD33, CLL-1 and CD123. As of February 28, 2022, the first family, directed to compositions and methods for engineering CD33 in HSCs includes one pending U.S. application and eight pending foreign patent applications. As of February 28, 2022, the second family, directed to compositions and methods for engineering CLL-1 in HSCs includes one pending U.S. application and eleven pending foreign patent applications. As of February 28, 2022, the third family, directed to compositions and methods for engineering CD123 in HSCs includes one pending U.S. application and 11 pending foreign applications.

We also own eight patent families directed to compositions and methods of engineering additional target antigens in HSCs. Seven of these families include a pending PCT application each, and one of these families includes a pending U.S. provisional patent application. Any patents that grant from applications within these families would be expected to expire in 2041 or 2042, absent any applicable patent term extensions.

Patent Rights Relating to Our Targeted Therapy Programs

We own three patent families directed to compositions and methods of making and using CARs. As of February 28, 2022, each of these families includes at one pending PCT application, and any patents that grant from applications in these families would be expected to expire in 2041, absent any applicable patent term extensions.

We have one patent family that is exclusively licensed from the NIH related to our VCAR33 program. As of February 28, 2022, the patent family licensed from NCI is directed to CARs targeting CD33, compositions containing cells expressing CARs, and methods of use thereof, and includes one pending U.S. application and at least 14 pending foreign applications in Europe, Japan, Canada, China, Australia and other countries. Any patents that grant from applications in this patent family would be expected to expire in 2039, absent any applicable patent term extensions.

We own one patent family directed to compositions and methods of using single domain antibodies targeting CD33. As of February 28, 2022, this family includes one pending PCT patent application, and any patents that grant from applications in this family would be expected to expire in 2041, absent any applicable patent term extensions.

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

Trademarks

We also aim to obtain and maintain registration for trademarks that we consider are relevant to our business. As of February 28, 2022, we have filed for registration of the trademarks for VOR BIOPHARMA, for VOR33, for VOR, and for Vor's "V" logo, for international class 5 (pharmaceuticals) under the Madrid Protocol, with more than 50 applications in the United States and foreign jurisdictions. We plan to register additional trademarks in connection with any future pharmaceutical products we may commercialize, if approved.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and its implementing regulations (which we collectively refer to as HIPAA), imposes requirements on certain types of individuals and entities, including covered entities (i.e., certain healthcare providers, health plans and healthcare clearinghouses), as well as their business associates that perform certain services on behalf of the covered entities and their covered subcontractors, relating to the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by the U.S. Department of Health and Human Services (“HHS”), may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Further, entities that knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA may be subject to criminal penalties. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, and its implementing regulations (collectively, the “ACA”), require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) annually report information to CMS related to certain payments or other transfers of value made or distributed to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

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

For example, the ACA has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

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
•
a Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
•
extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
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
•
a methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
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

There have been executive, legal and political challenges to certain aspects of the ACA. For example, in

December 2017, Congress repealed the tax penalty for an individual’s failure to maintain ACA -mandated health insurance as part of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), effective January 1, 2019. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will stay in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Further, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing a Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. It is unclear whether these or similar policy initiatives will be implemented in the future. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

As of March 1, 2022, we had 135 full-time employees, 39 of whom held an M.D. or Ph.D. degree and 97 of whom are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

Our principal executive offices are located at 100 Cambridgepark Drive, Suite 101, Cambridge, Massachusetts 02140 and our telephone number is 617-655-6580.

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

Since inception, we have not generated any revenue and have incurred significant operating losses. For the years ended December 31, 2021 and 2020, our net loss was $68.9 million and $43.3 million, respectively. As of December 31, 2021, we had an accumulated deficit of $130.1 million. We have financed our operations primarily through the sale of our capital stock. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
advance and complete clinical trials of our product candidate VOR33;
•
initiate clinical development of our other product candidates;
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
•
research, develop, acquire or in-license additional targeted therapies that could potentially be used in combination or sequence with VOR33 or other engineered hematopoietic stem cell (“eHSC”) product candidates;
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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of VOR33 in acute myeloid leukemia (“AML”), advance our VCAR33 programs through clinical development, initiate clinical development of the VOR33 in combination or in sequence with VCAR33ALLO as a targeted therapeutic, which we refer to as the VOR33 + VCAR33 Treatment System and otherwise continue to advance our research programs in support of our pipeline. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. In addition, we expect to continue to incur significant additional costs associated with operating as a public company in 2022 and future years. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

As of December 31, 2021, our cash, cash equivalents and investments were $207.5 million. We expect that our existing cash, cash equivalents and investments at December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

•
the progress, results and costs of clinical trials for our product candidates, including any COVID-19-related delays or other effects on our development programs;
•
the costs of continuing to build our technology platform, including in-licensing additional genome engineering technologies for use in developing our product candidates;
•
the costs of researching, developing, acquiring or in-licensing additional targeted therapies to use in combination or in sequence with VOR33 and other eHSC product candidates;
•
the scope, progress, results and costs of discovery, preclinical development, formulation development and clinical trials for other product candidates;
•
the costs of expanding our facilities, including the ongoing development of our internal manufacturing capabilities at our headquarters;

•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights and defending intellectual property-related claims in the United States and internationally;
•
the costs, timing and outcome of regulatory review of any product candidates;
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

We are an early-stage company. We were founded in December 2015 and commenced operations in February 2016. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying product candidates and undertaking studies. VOR33 is in the early stages of a Phase 1/2a clinical trial and we have not yet submitted an Investigational New Drug (“IND”) application for our VCAR33ALLO program and our other programs are still in the preclinical or research stage. The risk of failure for these activities is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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
•
initiate and complete clinical development of our other product candidates;
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
•
develop, maintain and enhance a sustainable, scalable, reproducible and transferable manufacturing process for our product candidates;

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

As of December 31, 2021, we had gross federal net operating loss carryforwards of $119.3 million including $117.4 million that had an indefinite carryforward period and $1.9 million that were subject to expiration at various dates through 2037. Furthermore, we have state and local net operating loss carryforwards of $109.2 million which will expire at various dates through 2041. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, may be limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our initial public offering, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382 of the Code. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that our net operating losses are not already limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. There is a full valuation allowance for net deferred tax assets, including net operating loss carryforwards.

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

We are substantially dependent on the success of our two most advanced product candidates, VOR33 and VCAR33ALLO. If we are unable to complete development of, obtain approval for and commercialize VOR33 or VCAR33ALLO in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely advance and complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates VOR33 and VCAR33ALLO. We are investing significant efforts and financial resources in the research and development of these product candidates. Our IND application for VOR33 in combination with Mylotarg in patients with AML was accepted by the FDA in January 2021 and we are only in the early stages of advancing VCAR33ALLO through clinical development. VCAR33AUTO, a CAR-T substantially similar to our VCAR33ALLO program that uses autologous cells from each patient, as opposed to using allogeneic healthy donor-derived cells like our VCAR33ALLO program, is also undergoing a multi-site, investigator-initiated Phase 1/2 clinical trial in relapsed AML patients as a monotherapy in a bridge-to-transplant setting. This trial is currently sponsored and overseen by the National Marrow Donor Program (“NMDP”). VOR33 and VCAR33ALLO will each require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote VOR33, VCAR33ALLO or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of VOR33 and VCAR33ALLO will depend on several factors, including the following:

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
•
the successful and timely completion of our Phase 1/2a clinical trial of VOR33, the development of our VCAR33ALLO program and the ongoing Phase 1/2 clinical trial of VCAR33AUTO;
•
our ability to incorporate the results of the ongoing Phase 1/2 clinical trial of VCAR33AUTO for the treatment of AML into future regulatory filings;
•
the initiation and successful patient enrollment and completion of additional clinical trials of VOR33 and VCAR33ALLO on a timely basis;
•
maintaining and establishing relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of these programs both in the United States and internationally;
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
•
the timely receipt of marketing approvals for our programs from applicable regulatory authorities;
•
the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•
the maintenance of existing or the establishment of new supply arrangements with third-party suppliers and manufacturers for clinical development of our programs;

•
the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain finished products that are appropriate for commercial sale of our programs, if either is approved;
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

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize VOR33 and/or VCAR33ALLO, which would materially harm our business. If we do not receive marketing approvals for VOR33 and VCAR33ALLO we may not be able to continue our operations.

We may not be successful in our efforts to identify, develop and commercialize additional product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

The success of our business depends primarily upon our ability to identify, develop and commercialize additional product candidates based on, or complementary with, our technology platform. Other than VOR33, all of our other product development programs are still in the research or preclinical stage of development. Our research programs may fail to identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of efficacy in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. In addition, although we believe our technology platform will position us to rapidly expand our portfolio of product candidates beyond our current product candidates, our ability to expand our portfolio may never materialize.

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

If our product candidates, or the delivery modes we rely on to administer them, cause serious adverse events, undesirable side effects or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidates, limit their commercial potential or result in significant negative consequences following any potential marketing approval.

We have not yet completed any human clinical trials of our product candidates and it is impossible to predict when or if our product candidates will prove safe in humans. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

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

The delivery modalities of certain of our product candidates may also cause serious adverse events. For example, in order to administer VCAR33ALLO, we employ viral vectors, including lentiviruses, which are relatively new approaches used for disease treatment. In past clinical trials that were conducted by others with lentivirus vectors, several significant side effects were caused by gene therapy treatments, including reported cases of leukemia and death. Other potential side effects could include an immunologic reaction and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. If the vectors we use demonstrate a similar side effect, or other adverse events, we may be required to halt or delay further clinical development of VCAR33ALLO and potential product candidates. Furthermore, the FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events.

Undesirable side effects caused by VCAR33AUTO, VCAR33ALLO or other cell-based targeted therapeutics we may develop could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other comparable foreign regulatory authorities. In some cases, side effects such as neurotoxicity or cytokine release syndrome have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell-based immunotherapies are not normally encountered in the general patient population and by medical personnel. Medical personnel may need additional training regarding T cell-based immunotherapy product candidates to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of T cell-based immunotherapy product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

Furthermore, the IND for the T cell therapy candidate using the same CAR construct as VCAR33ALLO, which we refer to as VCAR33AUTO, is currently held, and this clinical trial is currently sponsored, by the NMDP. As such, the NMDP is responsible for all aspects of this trial, including the design of the trial, the manufacture of study product, the enrollment, dosing and follow-up of patients, the recording of trial data and the analysis of results. We also did not control the preclinical development of this T cell therapy candidate, which was conducted by the NIH, and we do not have rights under the license agreement to certain intellectual property, such as know-how, employed by the NMDP in manufacturing study product or conducting its clinical trial. We have received the right to cross reference the NMDP's IND for this T cell therapy candidate in any future IND application we may make with the FDA. In the event we cross-reference these trial results, we will be required to demonstrate that our VCAR33ALLO is comparable to the T cell therapy studied in the NMDP trial, which will require us to show that our manufacturing processes and construct release specifications are sufficiently comparable to those employed in the NMDP trial. While we do not believe that we need to demonstrate comparability of our VCAR33ALLO candidate since we intend to rely on initial clinical data from our VCAR33ALLO program, if the FDA disagrees, we may have to demonstrate comparability. If we have to determine comparability, we expect the FDA to evaluate whether and to what extent any changes in our process and specifications are likely to have an adverse effect on the quality, safety and efficacy of VCAR33 in comparison to the T cell therapy studied in the NMDP trial. We may be unable to establish the comparability of the product candidate investigated under the NMDP IND and our IND for VCAR33ALLO in the event of manufacturing changes, or the FDA or other regulatory authorities may otherwise disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by the NMDP’s trial or our interpretation of preclinical, manufacturing or clinical data from this trial. If so, regulatory authorities may require us to obtain and submit additional preclinical, manufacturing or clinical data before we may initiate further clinical trials and/or obtain any regulatory approvals. For example, we may be required to conduct additional preclinical toxicology studies, requalify manufacturing processes or conduct further clinical investigation of VCAR33 before advancing our VCAR33 program.

We are also relying on NIH to have conducted its research and development efforts, and on the NMDP to conduct its clinical trial, in accordance with applicable protocol, legal, regulatory and scientific standards, to accurately report the results of preclinical studies and clinical trials, and to correctly collect and interpret the data from these studies and trials. To the extent any of these has not occurred or does not occur, the expected time and costs of developing our VCAR33ALLO program, as well as the VOR33 + VCAR33 Treatment System, may be increased, which could adversely affect our business. Furthermore we do not control the timing of the ongoing NMDP trial or the release of information about the trial, including trial results, all of which negatively affect our ability to accurately estimate the timing of anticipated trial milestones. As a result, our estimates may prove to be inaccurate. Additionally, our ability to conduct clinical development of VCAR33ALLO could be delayed or otherwise adversely affected. The NMDP also may not publicize data from the trial in a manner that facilitates further clinical development by us, or at all. The NMDP may elect to publicize this data at a time or in a manner other than we desire or may interpret data from these trials in a manner differently than we do, any of which could harm our business.

Development of a product candidate such as VOR33, which is intended for use in combination or in sequence with an already approved therapy, will present increased complexity and more or different challenges than development of a product candidate for use as a single agent.

We expect that our product candidate VOR33, and any other eHSC product candidates that we may develop, will be required to be used in combination or in sequence with existing or future therapies in order to demonstrate more anti-cancer efficacy than unmodified HSCs. In particular, our Phase 1/2a clinical trial evaluates VOR33 in combination with Mylotarg and we anticipate conducting future trials of VOR33 with VCAR33ALLO as a Treatment System, and also potentially with other targeted therapies. Developing product candidates for use in combination or sequence with other therapies will present challenges. For example, the FDA may require us to use more complex clinical trial designs to evaluate the contribution of each product and product candidate to any observed effects. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled, which would require consent from the sponsoring company. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. For example, we do not have and do not currently plan to enter into a cross-labeling agreement with Pfizer with respect to Mylotarg, and therefore any such cross-labeling requirement from the FDA would require us to negotiate such an agreement with Pfizer. In addition, developments related to the already approved therapies may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved therapy’s safety or efficacy profile, changes to the availability of the approved therapy, changes to the standard of care and a decision by the sponsoring company to withdraw the therapy from the market. For example, Mylotarg was voluntarily withdrawn from the market in 2010 after post-approval testing indicated increased risks of hepatic veno-occlusive disease, or blockage of veins in the liver. Mylotarg was re-approved in 2017 with a lower recommended dose and for use in a new patient population. Also, while we do not currently require a license from or agreement with Pfizer to permit us to conduct clinical trials or, if approved, to commercialize VOR33 with Mylotarg as a targeted therapeutic, we do not have and do not plan to enter into a supply or license agreement with Pfizer that would require Pfizer to produce Mylotarg, or permit us to otherwise produce Mylotarg, for these purposes. If Mylotarg undergoes subsequent labeling changes, or if Mylotarg is again removed from the market due to renewed concerns about its safety profile, or for other reasons, our clinical trial of VOR33, and our prospects for commercializing VOR33, will be materially adversely affected.

Furthermore, we will not be able to market and sell VOR33 or any product candidate we develop in combination with an unapproved cancer therapy, such as VCAR33 or other cell-based targeted therapeutics, for a combination indication, if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. To our knowledge, the FDA has not previously approved combined cell therapies, and we cannot be certain whether the FDA will apply existing guidance to cell therapies product candidates, such as the VOR33 + VCAR33 Treatment System, or will otherwise apply existing guidance in novel ways. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval. If the FDA, EMA or comparable foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market such combination therapy.

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

We are developing VOR33 so that it can be used in combination or in sequence with other product candidates that we in-license or develop ourselves, and we are focused on a product development strategy that includes leveraging the synergies among a comprehensive portfolio of our product candidates. For example, if the initial clinical trials of VOR33 and VCAR33ALLO are each successful, we anticipate conducting clinical trials of the VOR33 + VCAR33 Treatment System, for the treatment of myeloid malignancies such as AML. Our success may depend, in part, on our ability to develop a complementary product portfolio with product candidates that will address a major limitation of existing therapies. Given our limited experience in developing product candidates that have received marketing approval, we may not be successful in developing some of our product candidates. The failure of one of our product candidates to obtain regulatory approval or market acceptance may affect our ability to expand our market opportunities for our other product candidates or programs. Although we may develop product candidates that ultimately obtain marketing approval, if we are unable to successfully develop our current programs into a comprehensive portfolio of product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our current and future product candidates.

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

The commercial success of our product candidates, if approved, will depend upon their degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Ethical, social and legal concerns about genetic medicines generally and genome engineering technologies specifically could result in additional regulations restricting or prohibiting the marketing of our product candidates. Even if any product candidate we develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance of any product candidate we develop, if approved for commercial sale, will depend on a number of factors, including:

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

We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize product candidates, if approved.

The development and commercialization of new drug and biologic products is highly competitive. Moreover, the genome engineering and oncology fields are characterized by rapidly changing technologies, significant competition and a strong emphasis on intellectual property. We will face competition with respect to our product candidates that we develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

VOR33, and future eHSCs and CAR-T or other cell-based targeted therapeutics we may develop will be, created by altering the human genome. The clinical and commercial success of our potential products will depend in part on public understanding and acceptance of the use of genome engineering for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that genome engineering is unsafe, unethical or immoral, and, consequently, our current or future product candidates may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact our ability to enroll clinical trials. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

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

Although we do not use our technologies to alter human embryos or the human germline, public debate about the use of genome engineering technologies in human embryos and heightened regulatory scrutiny could prevent or delay our development of product candidates. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair our development, commercialization and demand of product candidates. Adverse events in our preclinical studies or clinical trials or those of our competitors or of academic researchers utilizing genome engineering technologies, even if not ultimately attributable to product candidates we may identify and develop, and the accompanying publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of potential product candidates we may identify and develop, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Use of genome engineering technology by a third party or government to develop biological agents or products that threaten U.S. national security could similarly result in such negative impacts to us.

Due to the novel nature of our eHSCs, the small patient population we are addressing and the potential for any of our product candidates to offer benefits in a single administration or limited number of administrations, we face additional uncertainty related to pricing, coverage and reimbursement for these product candidates.

The pricing and reimbursement of our product candidates, if approved, must be adequate to support the necessary commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any such product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to a product candidate (e.g., for administration of our product candidates to patients) is also important. Inadequate reimbursement for such services may lead to physician and payor resistance and adversely affect our ability to market or sell any product candidate we develop.

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

There is significant uncertainty related to third-party coverage and reimbursement of eHSCs. For example, effective for cost reporting periods beginning on or after October 1, 2020, under the Medicare Hospital Inpatient Prospective Payment Systems (“IPPS”), Medicare payment to the hospital for hematopoietic stem cell acquisition, including the preparation and processing of stem cells derived from peripheral blood, will be made on a reasonable cost basis. We believe that this new rule may also apply to eHSC products. Alternatively, we may apply for Medicare’s New Technology Add-on Payment (“NTAP”) designation for our eHSC product candidates, which, if approved, may allow for temporary reimbursement for new cell therapies above the standard Medicare Severity Diagnosis-Related Group (“MS-DRG”) payment amount under IPPS. NTAP will only be available for our product candidates, if approved, if we submit a timely and complete application and the Centers for Medicare & Medicaid Services (“CMS”) determines that our product candidates meet the eligibility requirements of NTAP, including, among other criteria, demonstrating a substantial clinical improvement relative to services or technologies previously available. We also believe that, for patients covered by commercial insurance, reimbursement will be based on a case rate methodology with possible provisions for separate payments for new therapies, such as eHSC. However, we cannot be certain that our eHSCs would qualify for these carveouts or other reimbursement avenues for new therapies. We also may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize a product candidate. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment. Further, even if favorable coverage and reimbursement status is attained for one or more product candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any product candidates will be harmed.

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

The market for our product candidates, if approved, may be limited to those patients who are ineligible for or have failed, or are at risk of failing, prior treatments and who are able to tolerate the side effects of co-administered or sequentially administered targeted therapies, and our projections regarding the size of the addressable market may be incorrect.

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

We are initially developing VOR33 for use in patients receiving HSCT who have been determined to be at high-risk for relapse of AML in the anticipation that VOR33 would enhance the utility and broaden the applicability of therapies subsequently deployed. VCAR33ALLO or any other targeted therapeutic we may develop is not guaranteed approval as an earlier line therapy or in settings other than bridge to transplant. In addition, we may have to conduct additional large randomized clinical trials prior to or post gaining approval for use VOR33 in patients who have not experienced relapse and/or in combination with an earlier line of therapy or of VCAR33ALLO as or in combination with a different line of treatment.

Our projections of both the number of people who have the cancers we are targeting, as well as the size of the patient population subset who are in a position to undergo HSCT, who are likely to relapse and who have the potential to benefit from treatment with eHSCs, or who are in a position to benefit from a targeted therapeutic, such as VCAR33ALLO, are based on our estimates and data provided to us by third parties. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, the NMDP, research facilities, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be fewer than expected.

Additionally, the potentially addressable patient population for our product candidates may be limited, or may not be amenable to treatment with our product candidates. The addressable patient population will ultimately depend upon, among other things, the diagnosis criteria included in the final label, the availability of alternative treatments and the safety, convenience, cost and efficacy of our product candidates relative to such alternative treatments, acceptance by the medical community and patient access, drug pricing and reimbursement.

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

•
the inability to commercialize any products that we may develop;
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

Our product candidates require processing steps that are more complex than those required for most chemical and other biological pharmaceuticals. Moreover, unlike chemical and other biological pharmaceuticals, the physical and chemical properties of a gene-engineered cell therapy, such as an eHSC or CAR-T or other cell-based targeted therapeutics we may develop, generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our potential IND filings or clinical trials. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. In addition, our product candidates will require complicated delivery modalities, such as electroporation, which will introduce additional complexities in the manufacturing process. Any of the foregoing factors could limit our ability to replicate the vein-to-vein time achieved in our preclinical manufacturing of VOR33 in a clinical or, if approved, commercial setting.

Our product candidates consist, and any other eHSC or CAR-T or other cell-based targeted therapeutics we may develop will consist, of genetically engineered human cells, and the process of manufacturing such product candidates is complex, concentrated with a limited number of suppliers, highly regulated and subject to numerous risks. Manufacturing such product candidates involves harvesting cells from a donor or from the patient, altering the cells ex vivo using genome engineering technology, cryopreservation, storage and eventually shipment and infusing the cell product into the patient’s body. Our manufacturing process will be susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with the collection of starting material from the donor, shipping such material to the manufacturing site, shipping the final product back to the clinical trial recipient, preparing the product for administration, infusing the patient with the product, manufacturing issues or different product characteristics resulting from the differences in donor starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth and variability in product characteristics. Our manufacturing process, like that of a number of other cell therapy companies, is also characterized by limited numbers of suppliers, and in some cases sole source suppliers, with the manufacturing capabilities and know-how to create or source the materials, such as donor marrow cells and electroporation machines, used in our cell manufacturing. While we pursue multiple sources for the critical components of our manufacturing process, we may not be successful in securing these additional sources at all or on a timely basis. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in any of the manufacturing facilities in which products or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, because VOR33 and VCAR33 are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the donor or patient to the manufacturing facility, through the manufacturing process and back to the clinical trial recipient. Maintaining a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product or regulatory action, including withdrawal of our products from the market. Any failure in the foregoing processes could render a batch of product unusable, could affect the regulatory approval of such product candidate, could cause us to incur fines or penalties or could harm our reputation and that of our product candidates.

We may make changes to our manufacturing process for various reasons, such as to control costs, achieve scale, decrease processing time, increase manufacturing success rate or for other reasons. For example, we are building and developing internal GMP manufacturing capabilities to produce supplies of our cell-based therapies for our clinical trials. Changes to our process made during the course of clinical development could require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. Other changes to our manufacturing process made before or after commercialization could require us to show the comparability of the resulting product to the product candidate used in the clinical trials using earlier processes. Such showings could require us to collect additional nonclinical or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If such data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate, which would materially adversely affect our business, financial condition, results of operations and growth prospects

In addition, the FDA, the EMA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials or product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to manage our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

Given the nature of biologics manufacturing, there is a risk of contamination during manufacturing. Any contamination could materially harm our ability to produce product candidates on schedule and could harm our results of operations and cause reputational damage. Some of the raw materials that we anticipate will be required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of VOR33 could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations and prospects. Also, due to the short time between the collection of donor HSCs, the manufacturing of VOR33 and the shipment to a transplant center for use in HSCT, there are limited opportunities for sterility testing and we anticipate that final testing may occur just before or after the administration VOR33. Any delays in testing may delay administration of VOR33 and any administration prior to testing may result in positive bacterial tests and obligations to notify health authorities.

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

Patients with hematological cancers typically receive highly toxic chemotherapy as their initial treatments that can impact the viability of the T cells collected from the patient and may contribute to highly variable responses to CAR-T or other cell-based targeted therapies. In certain instances, we may use the allogeneic derived T cell fraction from the leukapheresis of the HLA-matched normal healthy donors as the starting material. Like the patient derived T cells, these donor-derived T cells may also display variability that will impact responses to VCAR33ALLO or other cell-based targeted therapeutics we may develop. Patients could also have received prior therapies that target the same molecule on the cancer cells as cell-based targeted therapeutics we may develop and thereby these patients may have cancer cells with low or no expression of the target. As a result, VCAR33ALLO or any other cell-based targeted therapeutics we may develop may not recognize the cancer cell and may fail to achieve clinical activity. For example, AML patients could have received a BCMA-targeting antibody drug conjugate BCMA-ADC like GSK2857916, BCMA targeting T cell engagers like AMG-420 (Amgen) and CC-93269 (Bristol-Myers Squibb), or similar products or product candidates prior to receiving VCAR33 or any other cell-based targeted therapeutics we may develop. If any product candidates we develop do not achieve a sufficient level of clinical activity, we may discontinue the development of that product candidate, which could have an adverse effect on the value of our common stock.

We and any third-party manufacturers and any third-party collaborators may be unable to successfully scale-up manufacturing of our product candidates in sufficient quality and quantity, which would delay or prevent us from developing such product candidates and commercializing approved products, if any.

In order to conduct clinical trials of our product candidates, we may need to work with third-party manufacturers to manufacture them in sufficient quantities if we are not able to produce sufficient quantities on our own. We, or our manufacturing partners or our third-party collaborators, may be unable to successfully increase the manufacturing capacity of our product candidates in a timely or cost-effective manner, or at all. We expect that each lot of VOR33 and VCAR33ALLO will need to be manufactured for a specific individual patient, and each lot will need to be individually tested and released for that patient. As a result, we may experience limited production capacity and be unable to meet the need of all patients who could benefit from treatment, if approved. In addition, quality issues may arise during scale-up activities. If we or our manufacturing partners or collaborators are unable to successfully scale up the manufacture of our current or future product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Risks Related to Regulatory Review

If clinical trials of any of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

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
•
the number of patients required for clinical trials may be larger than we anticipate; enrollment of suitable participants in these clinical trials, which may be particularly challenging for some of the rare diseases we are targeting in our most advanced programs, may be delayed or slower than we anticipate; or patients may drop out of these clinical trials at a higher rate than we anticipate;
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

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize VOR33, VCAR33, the VOR33 + VCAR33 Treatment System or any other product candidate we may develop in the United States or any other jurisdiction, and any such approval may be for a more narrow indication than we seek.

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

Marketing approval by the FDA in the United States, if obtained, does not ensure approval by regulatory authorities in other countries or jurisdictions. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product candidate testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional preclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. The foreign regulatory approval process involves all of the risks associated with FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of our product candidates will be unrealized.

Genome engineering technology is subject to a number of challenges and risks. Because genome engineering technology is novel and the regulatory landscape that will govern our product candidates is uncertain and may change, we cannot predict the time and cost of obtaining regulatory approval, if we receive it at all, for our product candidates.

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

The regulatory requirements that will govern our novel genetically engineered product candidates are not entirely clear and may change. Within the broader genetic medicine field, we are aware of a limited number of gene therapy products that have received marketing authorization from the FDA and the EMA. Even with respect to more established products that fit into the categories of gene therapies or cell therapies, the regulatory landscape is still developing. Regulatory requirements governing gene therapy products and cell therapy products have changed frequently and will likely continue to change in the future. Moreover, there is substantial, and sometimes uncoordinated, overlap in those responsible for regulation of existing gene therapy products and cell therapy products. For example, in the United States, the FDA has established the Office of Tissues and Advanced Therapies (“OTAT”) within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of gene therapy and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. In addition to FDA oversight and oversight by IRBs under guidelines promulgated by the NIH, gene therapy clinical trials are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical study can begin at any institution, that institution’s IRB and its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.

The same applies in the European Union. The EMA’s Committee for Advanced Therapies (“CAT”) is responsible for assessing the quality, safety and efficacy of advanced-therapy medicinal products. The role of the CAT is to prepare a draft opinion on an application for marketing authorization for a cell or gene therapy or other novel therapeutic medicinal candidate that is submitted to the Committee for Medicinal Products for Human Use (“CHMP”) before CHMP adopts its final opinion. In the European Union, the development and evaluation of an advanced therapeutic medicinal product must be considered in the context of the relevant European Union guidelines. The EMA may issue new guidelines concerning the development and marketing authorization for these medicinal products and require that we comply with these new guidelines. As a result, the procedures and standards applied to gene and cell therapy products may be applied to our product candidates, but that remains uncertain at this point.

Adverse developments in post-marketing experience or in clinical trials conducted by others of gene therapy products, cell therapy products or products developed through the application of a genome engineering technology may cause the FDA, the EMA and other regulatory bodies to revise the requirements for development or approval of our product candidates or limit the use of products utilizing genome engineering technologies, either of which could materially harm our business. In addition, the clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as VOR33, can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome engineering technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product candidate development, research programs or the commercialization of resulting products.

The regulatory review committees and advisory groups described above and the new guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates, or lead to significant post-approval limitations or restrictions. Currently, OTAT requires a 15-year follow-up for each patient who receives a genetically engineered cell or gene therapy. This applies to all patients treated in trials during clinical development prior to approval. Following approval, such prolonged follow-up could continue to be required. As we advance our product candidates and research programs, we will be required to consult with these regulatory and advisory groups and to comply with applicable guidelines. If we fail to do so, we may be required to delay or discontinue development of our product candidates.

Because we are developing product candidates using new technologies, as well as potential mechanisms of action for which there are few precedents, there is increased risk that the FDA, the EMA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results and that these results may be difficult to analyze.

The FDA, EMA and other regulatory authorities typically assess the safety and efficacy of a product with sufficient data to justify marketing authorization. We expect that VOR33 and any other eHSC product candidates we develop will not, by themselves, provide any anti-tumor activity in patients that relapse after HSCT, and that our eHSCs could be effective after patients relapse only when administered in combination or sequence with other therapies. There are few precedents for product candidates with this potential mechanism of action. Furthermore, we are employing genome engineering technologies in the creation of our eHSCs that have not yet been clinically validated. During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA or other regulatory authorities will be able to determine the clinical efficacy and safety profile of our product candidates. As we are initially seeking to identify and develop product candidates to treat diseases using novel methods of action and new technologies, there is heightened risk that the FDA, the EMA or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Our product candidates are based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

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

Patient enrollment is a significant factor in the timing of clinical trials. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials. We or our collaborators may not be able to advance clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to the biotechnology, gene therapy or genome engineering fields, competitive clinical trials for similar patient populations, clinical trials in competing products or for other reasons. As a result, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of product candidates be delayed.

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
•
perceived risks and benefits of the targeted therapeutics that may be administered in combination or in sequence with VOR33 or our other eHSC product candidates;
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

Significant enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.

If we are unable to successfully identify patients who are likely to benefit from our product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

VOR33 and any other eHSCs we may develop will require identification of patients that are likely to benefit from administration of our genetically engineered cells in combination with a targeted therapeutic. In addition, VCAR33ALLO and any other targeted therapeutic we develop will require identification of patients with myeloid malignancies that express specific surface targets. If we, or any third parties that we engage to assist us, are unable to successfully identify such patients or experience delays in doing so, then:

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

As a result of these factors, we may be unable to successfully develop and realize the commercial potential of our product candidates, and our business, financial condition, results of operations and prospects would be materially adversely affected.

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

Although we intend to design the future clinical trials for our product candidates, CROs will conduct some or all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct future preclinical studies and clinical trials will also result in less direct control over the management of data developed through preclinical studies and clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

We contract with third parties for the manufacture and supply of materials for development of our product candidates and advancement of our current clinical trial, as well as our research programs and preclinical studies, and we expect to continue to do so for future clinical trials and for commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

Although we are building out an in-house manufacturing space in our headquarters, we do not have any active manufacturing facilities at the present time. We currently rely on third-party manufacturers, pharmaceutical companies and marrow donor programs, including certain single source suppliers, for the manufacture and supply of our materials for preclinical studies, and expect to continue to do so for future clinical testing and for commercial supply of our product candidates and for which we or our collaborators obtain marketing approval. We do not have a long-term agreement with many of these third-party manufacturers or suppliers, and we frequently purchase our required supply on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers or suppliers, reliance on third-party manufacturers entails additional risks, including:

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

We have and may enter into collaborations with third parties for the research, development and commercialization of our product candidates. If any such collaborations are not successful, we may not be able to capitalize on the market potential of those product candidates.

We have and may seek third-party collaborators for the research, development and commercialization of certain our product candidates. If we enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of collaborations that we have entered into or may enter into in the future.

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
•
Collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.
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

These relationships, or those like them, may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business. In addition, we could face significant competition in seeking appropriate collaborators, and the negotiation process is time-consuming and complex. Our ability to reach a definitive collaboration agreement will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of several factors. If we license rights to our product candidates, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture.

If we are not able to establish collaborations on commercially reasonable terms, we may have to alter our development and commercialization plans.

Our product development and research programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of the product candidates, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

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

Each of the Columbia license agreement and the NCI license agreement imposes certain obligations on us, including obligations to use diligent efforts to meet development thresholds and payment obligations. Non-compliance with such obligations may result in termination of the respective license agreement or in legal and financial consequences. If either Columbia or NCI terminates its respective license agreement, we may not be able to develop, commercialize or sell our product candidates covered by these agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement or using rights granted under such agreement. Termination of our license agreements or reduction or elimination of our rights under them may result in our having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, which may mean we are unable to develop, commercialize or sell the affected product candidate or may cause us to lose our rights under the agreement.

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

We may not be successful in acquiring or in-licensing necessary rights to key technologies underlying our product candidates.

We currently have rights to intellectual property, through licenses from third parties, to develop our product candidates, and we expect to seek to expand our intellectual property footprint related to our product candidate pipeline in part by in-licensing the rights to key technologies. The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to develop additional product candidates and technologies. Although we have succeeded in licensing technologies from third party licensors, including Columbia and NCI, in the past, we can give no assurance that we will be able to in-license or acquire the rights to other technologies relevant to our product candidates from third parties on acceptable terms or at all.

In order to market our product candidates, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. However, it may be unclear who owns the rights to intellectual property we wish to obtain, or we may be unable to secure such licenses or otherwise acquire or in-license intellectual property rights from third parties that we identify as necessary for our product candidates and technology we employ. For example, we employ a range of genome engineering technologies that are owned by third parties in our preclinical studies, as well as to manufacture the supply of eHSCs or other cell therapies used for clinical trials and, if approved, for commercialization of our product candidates. In particular, we rely on, and will continue to rely on, CRISPR-Cas9 genome engineering technology to create VOR33. We currently conduct our preclinical research and clinical trials under 35 U.S.C. § 271(e)(1), which provides a safe harbor from patent infringement for uses of patented technology reasonably related to the development and submission of information under a federal law which regulates the manufacture, use, or sale of drugs. However, prior to commercializing any product candidates that rely on genome engineering technology owned by third parties, including VOR33, we will be required to obtain a license to that technology covering our field of use. While genome engineering technology licenses, including for the CRISPR-Cas9 technology, have a very limited history, we believe companies typically secure commercial licenses for these technologies in the later stages of clinical development, in anticipation of the expiration of the safe harbor under federal law. While we are aware of both exclusive and non-exclusive licenses being granted for these technologies, we are not aware of any exclusive licenses covering the engineering of eHSCs. However, it is possible that such licenses exist, or will be granted to third parties in the future, and we may be unable to secure a license for our field of use on commercially reasonable terms or at all.

Numerous patents and patent applications directed to genome engineering technology have been filed by third parties. For example, we are aware of a number of patents and patent applications by the University of California, the University of Vienna, and Emmanuelle Charpentier; the Broad Institute, Inc. (the “Broad Institute”); the Massachusetts Institute of Technology; the Presidents and Fellows of Harvard College; Sigma-Aldrich Co.; Novartis AG; Vilnius University; Agilent Technologies, Inc.; Cellectis; Sangamo Therapeutics, Inc; The Trustees of Princeton University; Miltenyi Biotec GmbH (“Miltenyi”); Amgen Research (Munich) GmbH; and the University of Pennsylvania, among others. The intellectual property space related to genome engineering, particularly with respect to CRISPR-Cas9, is highly complex and still unsettled. For example, certain CRISPR-Cas9 patents of various parties previously mentioned above are currently subject to interference proceedings before the USPTO and opposition proceedings before the European Patent Office. It is uncertain when and how the USPTO as well as the European Patent Office will decide in the various proceedings, and the decisions of the respective patent offices may significantly affect the scope or may deny the validity of the respective patents involved in these proceedings. At the time we attempt to obtain a license to genome engineering technology, including to CRISPR-Cas9 technology, it may be unclear which parties own the rights to this technology, and we may be required to obtain licenses from more than one party, or from different parties in different parts of the world. In certain scenarios, it may also be difficult or impossible, at least for a certain time, to identify whether a license, if available at all, would convey sufficient intellectual property rights to us that would allow us to avoid third-party claims of intellectual property infringement, misappropriation or other violations.

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

Filing, prosecuting, maintaining, defending and enforcing patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own drugs and may export otherwise infringing drugs to territories where we have patent protection, but enforcement rights are not as strong as those in the United States. These drugs may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

If we do not obtain patent term extension and data exclusivity for VOR33 or any other product candidates, our business may be materially harmed.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
Our product candidates may eventually become available in generic or biosimilar product forms;
•
others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or own;
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
Even if we, or any collaborators we may have, obtain marketing approvals for our product candidates, the terms of approvals and ongoing regulation of our product candidates could require the substantial expenditure of resources and may limit how we, or they, manufacture and market our product candidates, which could materially impair our ability to generate revenue.

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

Accordingly, assuming we, or any of our collaborators, receive marketing approval for one or more product candidates, we, such collaborators and our and their contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we and such collaborators are not able to comply with post-approval regulatory requirements, we and such collaborators could have the marketing approvals for our products withdrawn by regulatory authorities and our, or such collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition and prospects.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize any of our product candidates, if approved, and adversely affect our business, financial condition, results of operations and prospects.

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
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS within the U.S. Department of Health and Human Services, information related to payments or other transfers of value made during the previous year to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Healthcare and other reform legislation, may increase the difficulty and cost for us and any collaborators we may have to obtain marketing approval of and commercialize our product candidates, if approved, and affect the prices we, or they, may obtain.

In the United States and some foreign jurisdictions, there have been and continue to be ongoing efforts to implement legislative and regulatory changes regarding the healthcare system. Such changes could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Although we cannot predict what healthcare or other reform efforts will be successful, such efforts may result in more rigorous coverage criteria, in additional downward pressure on the price that we, or our future collaborators, may receive for any approved products or in other consequences that may adversely affect our ability to achieve or maintain profitability.

Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the ACA. The ACA substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. There have been executive, judicial and Congressional challenges, to certain aspects of the ACA. For example, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We cannot predict the ultimate content, timing or effect of any such challenges or changes to the ACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business. For a more detailed discussion of U.S. healthcare reforms that may affect our business, see “Business—Healthcare Reform” in Part I, Item 1 of this Annual Report.

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

The extent to which the COVID-19 pandemic impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of such pandemic, the actions taken to contain the pandemic or mitigate its impact, as well as the effect of any relaxation of current restrictions within the communities or regions in which we, our partners and proposed clinical sites are located, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition and results of operations, and it has had, and may continue to have, the effect of heightening many of the risks described in these Risk Factors, including but not limited to, the following:

•
The COVID-19 pandemic has had, and will likely continue to have, an adverse impact on various aspects of our planned or ongoing preclinical studies and clinical trials. For example, we have experienced delays in the activation and readiness of clinical sites for our VOR33 Phase 1/2a clinical trial in part due to COVID-19 pandemic that have resulted in enrollment delays. Additionally, we may experience additional delays in clinical trials, investigators may be deployed to care for COVID-19 patients, IRBs may be backlogged with clinical trials related to the pandemic, patients may defer receiving HSCT, HSCT-donors may be less available to travel for stem cell mobilizations, hospital beds and resources normally dedicated to cancer patients may be redeployed to treat COVID-19 patients and there may be disruption in the supply of critical agents (such as Mylotarg) or other supportive care agents needed for our clinical trials or for HSCT.
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
•
Our employees and contractors conducting non-business critical research and development activities may not in the future be able to, access our laboratory for an extended period of time as a result of work-from-home policies and the possibility that governmental authorities further modify current restrictions. This could delay timely completion of preclinical activities, including completing IND enabling studies or our ability to select future development candidates, and ongoing clinical trials for our other product candidates.
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

Our future success depends on our ability to retain our Chief Executive Officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Robert Ang, MBBS, MBA, our Chief Executive Officer, as well as the other principal members of our management and scientific teams. Dr. Ang and such other principal members are employed “at will,” meaning we or they may terminate the employment at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

As a growing biotechnology company, we are actively pursuing new platforms and product candidates in many therapeutic areas and across a wide range of diseases. Successfully developing product candidates for and fully understanding the regulatory and manufacturing pathways to all of these therapeutic areas and disease states requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. For example, in June 2021 we entered into amendments to our Cambridgepark lease to expand our office, laboratory and manufacturing space from approximately 33,000 square feet to approximately 73,000 square feet and we have only just begun occupying some of that space in the first quarter of 2022. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to effectively manage the future development and expansion of our company.

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

Our stock price is, and is likely to continue to be, volatile. For example, our stock traded within a range of a high price of $63.62 and a low price of $7.07 per share for the period of February 5, 2021, our first day of trading on the Nasdaq Global Select Market, through March 1, 2022. As a result of volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
the success of existing or new competitive product candidates or technologies;
•
the timing and results of preclinical studies and clinical trials for our product candidates;

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
•
global or regional public health emergencies, including the COVID-19 pandemic, and political instability, including terrorist attacks, civil unrest and actual or threatened armed conflict;
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

Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options and will continue to register any additional shares that become available under such plans due to any annual, automatic increases under the terms of those plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

Insiders have substantial control over our company, which could limit the ability of our other stockholders to affect the outcome of key transactions, including a change of control.

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially own shares representing a substantial amount of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will be an emerging growth company during this year and may remain an emerging growth company until 2026. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and being permitted to provide only two years of audited financial statements. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. For example, we did not include all of the executive compensation related information in this Annual Report that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

As a public company, and particularly after we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to continue to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to SOX Section 404, we were required to furnish a report by our management on our internal control over financial reporting beginning with this Annual Report. However, while we remain an emerging growth or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with SOX Section 404 within the prescribed period, we have and will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive office is located at 100 Cambridgepark Drive, Suite 101 Cambridge, Massachusetts where we lease approximately 73,235 square feet of office, laboratory and manufacturing space pursuant to a lease that expires in August 2030. We believe that these facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders

As of March 1, 2022, we had approximately 26 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

As of December 31, 2021, we had not used any of the net proceeds from our initial public offering. We have invested the net proceeds from the offering in a variety of capital preservation investments, including short-term investment grade interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in the final prospectus for our initial public offering filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 6. [Reserved]

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

Overview

We are a clinical-stage cell and genome engineering company with a vision is to cure blood cancers through cell and genome engineering. Our mission is to change the standard of care for patients with blood cancer by engineering hematopoietic stem cells (“HSCs”) to enable the use of targeted therapies post-transplant. Leveraging our expertise in HSC biology and genome engineering, we genetically modify HSCs to remove surface targets and then provide these cells as hematopoietic stem cell transplants to patients. Once these cells engraft into bone marrow, the patient’s healthy cells are protected because they no longer express the surface target, leaving only the cancerous cells exposed. We believe this will unlock the potential of targeted therapies to selectively destroy cancerous cells while sparing healthy cells. As a result, our engineered HSCs (“eHSCs”) are designed to limit the on-target toxicities associated with these targeted therapies, thereby enhancing their utility, and broadening their applicability. We intend to pair future eHSC product candidates with targeted therapeutics such as our VCAR33 programs, chimeric antigen receptor (“CAR”)-T therapies designed to target CD33, as well as with potentially best-in-class targeted therapies from collaborators, to bring potentially transformative outcomes to patients and establish new standard of care Treatment Systems for blood cancers.

We are developing our lead eHSC product candidate, VOR33, which we believe has the potential to transform the treatment for acute myeloid leukemia (“AML”) and other blood cancers. VOR33 is created by genetically modifying healthy donor HSCs in order to remove the CD33 surface target. We intend to develop VOR33 as an HSCT product candidate to replace the standard of care in transplant settings. Our investigational new drug (“IND”) application for VOR33 in patients with AML was accepted by the U.S. Food and Drug Administration (“FDA”) in January 2021, and we have initiated and are actively recruiting for VBP101, our first-in-human Phase 1/2a trial of VOR33 in combination with Mylotarg. We anticipate initial clinical data for this trial in the second half of 2022. If successful, this trial will provide important validating evidence of the potential of VOR33 and our broader eHSC approach.

The VCAR33 programs are CAR-T therapy candidate designed to target CD33, a clinically-validated target for AML that we have licensed from the National Institutes of Health (“NIH”). VCAR33 is made up of two programs with different cell sources. The first uses autologous cells from each patient and is being studied in an ongoing Phase 1/2 clinical trial sponsored by the National Marrow Donor Program (“NMDP”) in young adult and pediatric patients with relapsed/refractory AML in a bridge-to-transplant study, which we refer to as VCAR33AUTO. The second uses allogeneic healthy donor-derived cells that is our newly announced program that we refer to as VCAR33ALLO. We plan to submit an IND for VCAR33ALLO in the first half of 2023 to support a Phase 1/2 clinical trial for patients with relapsed/refractory AML. The NMDP is currently evaluating VCAR33AUTO in a multi-site Phase 1/2 clinical trial in young adult and pediatric patients with relapsed/refractory AML, with initial monotherapy proof-of-concept data expected in 2022, depending on the investigator’s timing of data release. The NMDP is responsible for all aspects of the VCAR33AUTO trial, including the design of the trial, the manufacture of study product, the enrollment, dosing and follow-up of patients, the recording of trial data and the analysis of results. We also did not control the preclinical development of VCAR33AUTO, which was conducted by the NIH, and we do not have rights under the license agreement to certain intellectual property, such as know-how, employed by the NMDP in manufacturing study product or conducting its clinical trial, however, the NMDP has permitted us to cross-reference its IND for this trial in future IND applications that we may submit with the FDA.

We believe that the combination of VOR33 followed by treatment with VCAR33ALLO in the post-transplant setting, which we refer to as the VOR33 + VCAR33 Treatment System, may transform patient outcomes and offer the potential for cures for patients that have limited treatment options. The VOR33 + VCAR33 Treatment System would utilize the same healthy donor allogenic cell source for both VOR33 and VCAR33ALLO. Following ongoing discussions with the FDA and alongside improved scientific understanding of the differences in T-cell sources, we plan to collect initial data on VOR33 from the VBP101 clinical trial and initial clinical data from the VCAR33ALLO program prior to IND submission for the Treatment System. We believe this approach allows for a more methodical development pathway for this novel-novel treatment combination.

Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, building out our internal clinical manufacturing facility and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through December 31, 2021, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $344.0 million.

We have incurred significant operating losses since inception, including net losses of $68.9 million and $43.3 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $130.1 million.

As of December 31, 2021, we had cash, cash equivalents and investments of $207.5 million. In February 2021, we completed our initial public offering (“IPO”) and sold 11,302,219 shares of our common stock, at a public offering price of $18.00 per share. We received net proceeds of $186.3 million from the IPO, after deducting underwriters’ discounts and commissions and other offering expenses paid by us. We expect that our existing cash, cash equivalents and investments at December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023.

Business Impact of the COVID-19 Pandemic

The global COVID-19 pandemic continues to rapidly evolve, including with respect to the variants of the virus, and we will continue to monitor the COVID-19 situation closely. To date our financial condition and operations have not been significantly impacted by the COVID-19 pandemic, but we have experienced delays in our Phase 1/2a trial for VOR33 in part due to the COVID-19 pandemic, including site activation and readiness delays, which has resulted in enrollment delays. We cannot, at this time, predict the specific extent, duration or full impact that the COVID-19 pandemic will have on our financial condition and operations, including our ongoing and planned preclinical and clinical trials. The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and subsequent waves of the outbreak, such as those related to variants of the virus, and its impact on our clinical trial enrollment, trial sites, contract research organizations (“CROs”), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The development of our product candidates could be disrupted and materially adversely affected in the future by the COVID-19 pandemic, including due to the ongoing global supply chain issues that may limit our ability and service providers' ability to acquire the raw materials necessary to conduct our research, development, manufacturing and clinical activities. Our clinical trials also could be delayed due to government orders and site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, COVID-19 could affect our employees or the employees of research sites and service providers on whom we rely, including CROs, as well as those of companies with which we do business, including our suppliers and contract manufacturing organizations (“CMOs”), thereby disrupting our business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which we and the companies with which we do business operate could materially impact the ability of employees to access preclinical and clinical sites, laboratories, manufacturing site and office. These and other events resulting from the COVID-19 pandemic could disrupt, delay, or otherwise adversely impact our business.

Financial Operations Overview

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for our product candidates are successful and result in marketing approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such agreements.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of external and internal expenses incurred in connection with our research and development activities, including our drug discovery efforts and the development of our product candidates.

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

The successful development of our product candidates in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, many of which are outside of our control, including the uncertainty of:

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

Other Income

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and investments held in financial institutions.

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$47,529	$31,618	$15,911
General and administrative	21,489	11,748	9,741
Total operating expenses	69,018	43,366	25,652
Loss from operations	(69,018)	(43,366)	(25,652)
Other income:
Interest income	119	29	90
Total other income	119	29	90
Net loss and comprehensive loss	$(68,899)	$(43,337)	$(25,562)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	Change
External expenses	$21,379	$18,189	$3,190
Internal expenses:
Personnel expenses (including stock-based compensation)	20,690	10,209	10,481
Facilities and other expenses	5,460	3,220	2,240
Total research and development expenses	$47,529	$31,618	$15,911

Research and development expenses were $47.5 million for the year ended December 31, 2021, compared to $31.6 million for the year ended December 31, 2020. The increase of $15.9 million was primarily due to increases of external clinical program costs of $1.4 million, preclinical studies, research consulting fees, and laboratory supplies costs of $1.8 million, personnel costs primarily attributable to an increase in employee headcount to support the growth of our research and development efforts of $10.5 million and in facilities and other expenses primarily due to increases in rent and depreciation expense of $2.2 million.

General and Administrative Expenses

General and administrative expenses were $21.5 million for the year ended December 31, 2021, compared to $11.7 million for the year ended December 31, 2020. The increase of $9.8 million was primarily due to increases in personnel costs attributable to increased employee headcount of $4.6 million, in professional fees primarily attributable to increases in use of legal consultants and in insurance premiums of $4.3 million and in facilities and other expenses primarily due to increases in rent expense and purchases of office equipment and supplies of $0.9 million.

Other Income

Other income increased by $90 thousand for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase in interest income was due to increases in interest received from our cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $344.0 million as of December 31, 2021, including net proceeds of $45.4 million from our sale of Series B preferred stock in January 2021 and $186.3 million from our IPO in February 2021, after deducting underwriters’ discounts and other offering expenses paid by us.

In order to fund our future operations, including our planned clinical trials, on March 14, 2022, we will file a universal shelf registration statement (the “Shelf Registration Statement”), which will provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. The Shelf Registration Statement has not yet been declared effective by the Securities and Exchange Commission. We believe that our Shelf Registration Statement, once effective, will provide us with the flexibility to raise additional capital to finance our operations as needed.

We may offer additional securities under our Shelf Registration Statement, when declared effective, from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. On March 14, 2022, we will enter into an open market sale agreement (the “Sale Agreement”), with Jefferies LLC, as the sales agent, pursuant to which we may, subject to the effectiveness of the Shelf Registration Statement, from time to time, issue and sell common stock with an aggregate value of up to $125.0 million in an at-the-market offering. Jefferies is acting as the sole sales agent for any sales made under the Sale Agreement for a commission up to 3% on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sale Agreement will continue until all shares available under the Sale Agreement have been sold.

Cash Requirements

As of December 31, 2021, we had cash, cash equivalents and investments of $207.5 million. We will need to raise additional capital in the future to fund our future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

We expect that our existing cash, cash equivalents and investments at December 31, 2021, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements that, have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(69,144)	$(36,292)
Net cash used in investing activities	(91,651)	(4,161)
Net cash provided by financing activities	232,911	82,526
Net increase in cash, cash equivalents and restricted cash equivalents	$72,116	$42,073

Operating Activities

Net cash used in operating activities was $69.1 million for the year ended December 31, 2021, reflecting a net loss of $68.9 million, net cash use of $9.2 million for operating assets and liabilities, which were offset by non-cash charges of $9.0 million. The change in our net operating assets and liabilities was due to an increase in prepaid expenses and other current assets of $6.4 million, a decrease in operating lease liabilities of $2.5 million, an increase in accounts payable and accrued expense of $0.4 million and increase in other assets of $0.7 million. The non-cash charges primarily consisted of stock-based compensation expense of $4.3 million, non-cash lease expense of $3.0 million and depreciation expense of $1.4 million.

Net cash used in operating activities was $36.3 million for the year ended December 31, 2020, reflecting a net loss of $43.3 million, partially offset by a net change of $4.3 million in our net operating assets and liabilities and non-cash charges of $2.7 million. The change in our net operating assets and liabilities was primarily due to increases in accounts payable and accrued expenses of $5.8 million, decreases in prepaid expenses and other current assets of $0.6 million, increases in operating lease liabilities of $0.4 million, partially offset by an increase other assets. The non-cash charges primarily consisted of stock-based compensation expense of $1.3 million, non-cash lease expense of $0.8 million and depreciation expense of $0.6 million.

The $32.8 million increase in net cash used in operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to an increase in operating expenses as a result of our increased efforts identifying product candidates and advancing the development of VOR33, including increased personnel costs related to our increased headcount.

Investing Activities

Net cash used in investing activities was $91.7 million for the year ended December 31, 2021, which consisted of purchases of $87.8 million of investments and $3.9 million of property and equipment. Net cash used in investing activities was $4.2 million for the year ended December 31, 2020, which consisted primarily of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $232.9 million for the year ended December 31, 2021, which consisted of proceeds of $45.4 million received from the sale and issuance of shares of our preferred stock and IPO net proceeds of $187.0 million. Net cash provided by financing activities was $82.5 million for the year ended December 31, 2020, consisting primarily of proceeds from the sale and issuance of shares of our preferred stock.

Contractual Obligations and Other Commitments

Contractual obligations relate to future minimum lease payments for existing non-cancellable leases primarily relating to corporate office and laboratory real estate. The following table summarizes the payments due by period as of December 31, 2021 (in thousands):

	Material Cash Requirements By Period (1)
	Total	Less than 1 year	More Than 1 Year and Less Than 3 Years	More Than 3 Years and Less Than 5 Years	More Than 5 Years
Operating lease obligation	$26,445	$3,410	$5,517	$5,853	$11,665

(1)
Excluded from the table above is $30.1 million for lease payments associated with the Lease Amendments, as defined in Note 10 of our audited consolidated financial statements included elsewhere in this Annual Report, as the space leased has not commenced for accounting purposes as of December 31, 2021. The commencement date is the date on which the asset is made available to us by the lessor.

Other commitments include license and collaboration agreements we have entered into with certain parties. Such arrangements require ongoing payments, including payments upon the achievement of certain development, regulatory and commercial milestones, receipt of sublicense income, as well as royalties on commercial sales. Payments under these arrangements are expensed as incurred.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the year ending December 31, 2021, there were no material changes to these assumptions.

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

Determination of the Fair Value of Equity-Based Awards

We measure stock options and other stock-based awards granted to directors, employees and non-employees based on their fair value on the date of the grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We have only issued stock options and restricted share awards with service-based vesting conditions and record the expense for these awards using the ratable method. We determine the fair value of restricted stock awards granted based on the fair value of our common stock. We estimate the fair value of stock option awards granted using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including the expected stock price volatility, the expected term of the award, the risk-free interest rate and expected dividends.

Due to insufficient trade history of our common stock, we are unable to imply the future volatility of our share price and estimate our expected volatility from the historical volatility of a representative group of publicly traded companies for which historical information is available. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumption. We use the simplified method to calculate the expected term for options granted to employees and directors. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For grants to non-employees, ASU 2018-07 allows entities to use the expected term to measure non-employee options or elect to use the contractual term as the expected term, on an award-by-award basis. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

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

See Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2021 and 2020.

Following completion of the IPO on February 9, 2021, it is no longer necessary for our board of directors to estimate the fair value of our common stock in connection with our accounting for granted stock options and other such awards we may grant, as the fair value of our common stock will be determined based on the quoted market price of our common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our current executive officers, other key employees and directors, including their ages as of March 1, 2022:

Name	Age	Position(s)
Executive Officers
Robert Ang, M.B.B.S., M.B.A.	47	President, Chief Executive Officer and Director
Tirtha Chakraborty, Ph.D.	49	Chief Scientific Officer
Nathan Jorgensen, Ph.D., M.B.A.	45	Chief Financial Officer
Christopher Slapak, M.D.	63	Chief Medical Officer

Non-Employee Directors
Matthew Patterson (1)(2)	50	Chair of the Board of Directors
Daniella Beckman (2)(3)	43	Director
David C. Lubner (2)	57	Director
Sven (Bill) Ante Lundberg, M.D. (3)	58	Director
Kush Parmar, M.D., Ph.D. (1)	41	Director
Joshua Resnick, M.D. (1)(3)	47	Director

(1)
Member of the nominating and corporate governance committee.
(2)
Member of the audit committee.
(3)
Member of the compensation committee.

Executive Officers

Robert Ang, M.B.B.S., M.B.A., has served as our Chief Executive Officer and a member of our board of directors since August 2019. Prior to that, Dr. Ang served as Chief Business Officer at Neon Therapeutics Inc., a biopharmaceutical company, from October 2015 until August 2019, and as Senior Vice President, Business Development at Bavarian Nordic A/S, an immuno-oncology and infectious disease vaccine company, from 2013 to 2015. Dr. Ang has served on the board of directors of Enara Bio Limited, a private biotechnology company, since September 2021 and the Alliance for Regenerative Medicine (“ARM”), an international advocacy organization representing the gene and cell therapy and broader regenerative medicine sector, since January 2022. Dr. Ang received an M.B.B.S. medical degree from the University of Western Australia and an M.B.A. from Columbia University. We believe that Dr. Ang is qualified to serve on our board of directors due to his service as our President and Chief Executive Officer and his experience in the field of medicine and biotechnology.

Tirtha Chakraborty, Ph.D., has served as our Chief Scientific Officer since November 2020 and previously as our Vice President, Head of Research starting in October 2019. From October 2018 to October 2019, Dr. Chakraborty served as Vice President of Cell Therapy Research at Sana Biotechnology, Inc., a biotechnology company. Prior to that, Dr. Chakraborty served as an Executive Director and Head of Hematology at CRISPR Therapeutics AG, a biotechnology company (“CRISPR Therapeutics”), from 2015 to October 2018. From 2011 to 2015, Dr. Chakraborty was responsible for building the therapeutic mNRA platform at Moderna, Inc., a biotechnology company pioneering messenger RNA therapeutics and vaccines. Dr. Chakraborty received a Ph.D. from Tata Institute of Fundamental Research and completed his post-doctoral associateship at Harvard Medical School.

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

Non-Employee Directors

Matthew Patterson has served as a member of our board of directors since October 2020 and as chairman since June 2021. Mr. Patterson is the co-founder of Audentes Therapeutics, Inc. (“Audentes”) and he served as Chief Executive Officer of Audentes from 2012 until its acquisition by Astellas Pharma, Inc. in January 2020. Mr. Patterson is the Executive Chairman at Remix Therapeutics, Inc. and Iris Medicine, Inc., each a private biotechnology company. He also serves on the board of directors of Homology Medicines, Inc., a public gene therapy company (“Homology Medicines”), and 5:01 Acquisition Corp, a public special purpose acquisition company, since January 2018 and October 2020, respectively, and as the executive chairman of the board of directors of Remix Therapeutics, Inc., a private biotechnology company, since March 2021. Mr. Patterson was a member of the board of directors of ARM since 2015 until 2020, including as a chair in 2019 and 2020. Mr. Patterson received a B.A. in Biochemistry from Bowdoin College. We believe that Mr. Patterson is qualified to serve on our board of directors due to his expertise in the fields of business, biotechnology and drug development.

Daniella Beckman has served as a member of our board of directors since July 2020. Since September 2019, she has served as the Chief Financial Officer of Tango Therapeutics, a public targeted oncology biotechnology company. From November 2015 to September 2019, she provided consulting services and served as the Interim Chief Financial Officer for several early-stage biotechnology companies. Ms. Beckman has served on the board of directors and is a member of the audit committee of Translate Bio, Inc., a clinical-stage mRNA therapeutics company, since October 2017, on the board of directors of 5:01 Acquisition Corp, a public special purpose acquisition company, since October 2020 and on the board of directors of Blueprint Medicines Corp, a public, global precision therapy company, since December 2021. Ms. Beckman received a B.S. in business administration-accounting from Boston University. We believe that Ms. Beckman is qualified to serve on our board of directors due to her financial expertise and her experience in public accounting in the life sciences industry.

David C. Lubner has served as a member of our board of directors since July 2020. From January 2016 to June 2020, Mr. Lubner served as the Executive Vice President and Chief Financial Officer of Ra Pharmaceuticals, a biotechnology company acquired by UCB S.A. in April 2020. Mr. Lubner has served on the boards of directors of Dyne Therapeutics, Inc., a public biotechnology company, since March 2020, Gemini Therapeutics, Inc., a public precision medicine company, since April 2020, Arcellx Inc., a public biotechnology company, since August 2020, Point Biopharma, Inc., a public late-stage clinical precision oncology (“Point Biopharma”), since June 2021 and several private companies. Mr. Lubner previously served on the board of directors of Nightstar Therapeutics plc, a gene therapy company, from July 2017 until it was acquired by Biogen Inc in June 2019 and Therapeutics Acquisition Corp., a special purpose acquisition company, from May 2020 until June 2021 when it merged with Point Biopharma. Mr. Lubner received a B.S. in business administration from Northeastern University and an M.S. in taxation from Bentley University. Mr. Lubner is also a member of the American Institute of Certified Public Accountants and is a certified public accountant in Massachusetts. We believe Mr. Lubner is qualified to serve on our board of directors due to his financial and accounting experience and his service as a director and executive officer of other biotechnology companies.

Sven (Bill) Ante Lundberg, M.D., has served as a member of our board of directors since March 2019. Since December 2019, he has served as President, Chief Executive Officer and Principal Financial Officer, and Executive Director of Merus N.V., a clinical-stage immune-oncology company. From 2015 to February 2018, Dr. Lundberg was Chief Scientific Officer of CRISPR Therapeutics. Dr. Lundberg received an M.D. from Stanford University and an M.B.A. from the University of Massachusetts. He completed post-doctoral training at the Whitehead Institute/MIT and clinical training in Medicine and Medical Oncology from Harvard and the Dana-Farber Cancer Institute. We believe that Dr. Lundberg is qualified to serve on our board of directors due to his experience in the field of medicine and clinical drug development as well as his leadership and business experience.

Kush Parmar, M.D., Ph.D., has served as a member of our board of directors since February 2019, the chairman of our board of directors from January 2021 until June 2021 and served as our interim President and Chief

Executive Officer from February 2019 until August 2019. Dr. Parmar is currently a Member of 5AM Venture Management, LLC, where he has worked since 2010, and is Co-Chief Executive Officer and member of the board of directors of 5:01 Acquisition Corp, a public special purpose acquisition company, positions he has held since its inception in August 2020. Dr. Parmar has served on the boards of directors of Homology Medicines, Akouos, Inc., Rallybio Corporation, a public biotechnology company, and Entrada Therapeutics, Inc., a public biotechnology company, since December 2015, October 2017, April 2018 and December 2020, respectively, and previously served on the board of directors of Arvinas, Inc. from 2013 to November 2019, Audentes from 2013 to November 2018 and scPharmaceuticals, Inc. from March 2014 to July 2018. Dr. Parmar received an A.B. in molecular biology and medieval studies from Princeton University, a Ph.D. in experimental pathology from Harvard University and an M.D. from Harvard Medical School. We believe that Dr. Parmar is qualified to serve on our board of directors due to his extensive experience in the venture capital industry, medical and scientific background and training, and service on the boards of other public and private biopharmaceutical and biotechnology companies.

Joshua Resnick, M.D., has served as a member of our board of directors since February 2019. Dr. Resnick currently serves as a Managing Director at RA Capital Management, a life sciences investment advisor, since October 2018. Dr. Resnick previously served as a Partner at SV Health Investors from January 2016 to September 2018 and as President and Managing Partner at MRL Ventures Fund, an early-stage therapeutics-focused corporate venture fund that he built and managed within Merck & Co., from 2014 to January 2016. Dr. Resnick also has served on the board of directors of Aerovate Therapeutics, Inc., a public clinical stage biopharmaceutical company, since October 2018. Dr. Resnick is on staff in the Department of Emergency Medicine at Massachusetts General Hospital. Dr. Resnick has previously served on the boards of directors of Kalvista Pharmaceuticals, Inc. and Avrobio, Inc. from November 2016 to September 2018 and July 2016 to September 2018, respectively. Dr. Resnick received a B.A. in chemistry from Williams College, an M.D. from the University of Pennsylvania School of Medicine and an M.B.A. from The Wharton School of Business. We believe that Dr. Resnick is qualified to serve on our board of directors due to his experience as a biopharmaceutical and biotechnology public and private company investor.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial owners of more than 10% of our common stock to file reports of holdings and transactions in our common stock and other securities of our company with the Securities and Exchange Commission. Based solely on our review of copies of such forms that we have received, or written representations from reporting persons, we believe that during the fiscal year ended December 31, 2021, all executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements under Section 16(a) of the Exchange Act.

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

Stockholder Communications with the Board of Directors

Our board of directors has adopted a formal process by which stockholders may communicate with the board or any of its directors. Stockholders who wish to recommend individuals for consideration to become nominees for election to the board at an annual meeting of stockholders must do so by delivering a written recommendation to the Nominating and Corporate Governance Committee c/o Vor Biopharma Inc., 100 Cambridgepark Dr., Suite 101, Cambridge, MA 02140, Attn: Corporate Secretary. Each submission must set forth: the name and address of the stockholder on whose behalf the submission is made; the number and class of our shares that are owned beneficially by such stockholder as of the date of the submission; the full name of the proposed candidate; a description of the proposed candidate’s business experience for at least the previous five years; complete biographical information for the proposed candidate; and a description of the proposed candidate’s qualifications as a director. Any such submission must be accompanied by the written consent of the proposed candidate to be named as a nominee and to serve as a director if elected. All written submissions received from stockholders that include the information described above will be reviewed by the committee at its next appropriate meeting.

Item 11. Executive Compensation.

Our named executive officers for the year ended December 31, 2021 consist of our principal executive officer, Robert Ang, our President and Chief Executive Officer, and our next two most highly compensated executive officers Dr. Tirtha Chakraborty, our Chief Scientific Officer, and Dr. Christopher Slapak, our Chief Medical Officer.

Summary Compensation Table

The following table provides information regarding the compensation provided to our named executive officers for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Robert Ang, M.B.B.S.(3) President and Chief Executive Officer	2021 2020	507,760 424,173	— —	919,080 1,619,356	218,705 211,200	17,992(4) 500,015(5)	1,663,537 2,754,744
Tirtha Chakraborty, Ph.D. Chief Scientific Officer	2021 2020	384,022 298,439	— 47,600(7)	— 718,008	138,701 111,784	17,915(6) 2,059 (8)	540,638 1,177,890
Christopher Slapak, M.D. Chief Medical Officer	2021 2020	428,012 176,846(10)	— —	— 627,356	150,593 136,800	12,043(9) 283,344(11)	590,648 1,224,346

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
(2)
The amounts disclosed represent performance bonuses earned in the applicable year listed in the row.
(3)
Dr. Ang is also a member of our board of directors but did not receive any additional compensation in his capacity as a director.
(4)
Consists of $10,150 in defined benefit plan contributions, $4,000 health savings account contributions, $1,970 in aggregate for life insurance and disability insurance premiums paid by us on Dr. Ang's behalf and $1,872 for commuting expenses.
(5)
Consists of $497,920 resulting from our forgiveness of a loan to Dr. Ang, an aggregate of $1,645 in life insurance and disability insurance premiums paid by us on Dr. Ang’s behalf and reimbursement of $450 in commuting expenses.
(6)
Consists of $10,150 in defined benefit plan contributions, $4,000 health savings account contributions, $1,893 in aggregate for life insurance and disability insurance premiums paid by us on Dr. Chakraborty’s behalf and $1,872 for commuting expenses.
(7)
Dr. Chakraborty was awarded a one-time bonus in connection with his promotion to Chief Scientific Officer.
(8)
Consists of an aggregate of $1,609 in life insurance and disability insurance premiums paid by us on Dr. Chakraborty’s behalf and reimbursement of $450 in commuting expenses in 2020.
(9)
Consists of $10,150 in defined benefit plan contributions and $1,893 in aggregate for life insurance and disability insurance premiums paid by us Dr. Slapak's behalf.
(10)
Dr. Slapak commenced employment with us as our Chief Medical Officer in July 2020.
(11)
Consists of $282,592 paid to Christopher Slapak Consulting LLC for Dr. Slapak’s consulting services to us from January 2020 until his commencement of employment with us in July 2020 and an aggregate of $752 in life insurance and disability insurance premiums paid by us on Dr. Slapak’s behalf in 2020.

Narrative to the Summary Compensation Table

We review compensation annually for all employees, including our executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions at peer companies in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among base salary, bonus or long-term incentives.

Our board of directors and compensation committee of our board of directors has historically determined our executive officers’ compensation and our committee has typically reviewed and discussed management’s proposed compensation with our chief executive officer for all executives other than our chief executive officer. Based on those discussions and its discretion, our compensation committee approved the compensation of our executives other than our chief executive officer and our board of directors, upon recommendation from our compensation committee, then approved the compensation of our chief executive officer.

Annual Base Salary

We have entered into offer letters with each of our named executive officers that establish annual base salaries, which are generally determined, approved and reviewed periodically by our board of directors or compensation committee in order to compensate our named executive officers for the satisfactory performance of duties to our company. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent. See “—Offer Letters and Potential Payments Upon Termination or Change in Control.”

Non-Equity Incentive Plan Compensation

In accordance with the terms of their offer letters, our named executive officers are eligible to receive discretionary annual bonuses of up to a percentage of each officer’s gross base salary based on individual performance, company performance or as otherwise determined appropriate, as determined by our board of directors and our compensation committee. In 2021, our named executive officers were eligible to earn an annual target performance bonus of each executive’s 2021 base salary based on achievement of certain corporate objectives. Dr. Ang was eligible to earn 50% of his 2021 base salary and Drs. Slapak and Chakraborty were each eligible to earn 40% of their 2021 base salaries.

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

The following table provides information regarding the outstanding equity awards held by our named executive officers as of December 31, 2021.

Outstanding Equity Awards at December 31, 2021

	Option Awards(1)					Stock Awards(1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercis- able	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)
Robert Ang, M.B.B.S.	08/05/19	—	—	—	—	152,549 (3)	1,772,619
	03/10/20	66,773 (4)	80,521	$2.18	03/09/30	—	—
	08/21/20	230,947	421,139 (5)	$1.90	08/20/30	—	—
	02/05/21	11,701	39,359 (5)	$18.00	02/04/31	—	—
Christopher Slapak, M.D.	08/21/20	51,029	102,059 (5)	$1.90	08/20/30	—	—
	08/25/20	92,509	60,610 (6)	$1.90	08/24/30	—	—
Tirtha Chakraborty, Ph.D.	09/25/19	8,567	20,233 (6)	$1.36	09/24/29	—	—
	03/10/20	13,730	10,680 (6)	$2.18	03/09/30	—	—
	08/21/20	25,024	45,632 (5)	$1.90	08/20/30	—	—
	11/18/20	32,858	88,465 (6)	$6.53	11/17/30	—	—

(1)
All equity awards were granted under our 2015 Plan, the terms of which are described below under the subsection titled “—Equity Incentive Plans—2015 Stock Incentive Plan,” and our 2021 Equity Incentive Plan (the “2021 Plan” , the terms of which are described below under the subsection titled “—Equity Incentive Plans—2021 Equity Incentive Plan.”
(2)
This column represents the fair market value of a share of our common stock of $11.62 as of December 31, 2021, which was the closing price of our common stock as reported on the Nasdaq Global Select Market on December 31, 2021, multiplied by the amount shown in the column “Stock Awards—Number of Shares or Units of Stock That Have Not Vested.”
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
(4)
Twenty-five percent of the shares subject to the option vest on the first anniversary of the vesting commencement date, and thereafter the remaining shares subject to the option vest in 36 equal monthly installments on each monthly anniversary thereafter, subject to continuous service with us as of each such vesting date. The option is exercisable immediately with respect to all shares subject to the option granted on such date, subject to a repurchase right in favor of us which lapses as the option vests. As a result, this reflects the number of shares subject to the option that were exercisable and vested as of December 31, 2021. The option is subject to vesting acceleration, as described in more detail below under the subsection titled “—Offer Letters and Potential Payments Upon Termination or Change in Control.”
(5)
The shares subject to the option vest in 48 equal monthly installments beginning on the vesting commencement date, subject to continuous service as of the vesting cliff date set forth in the table above and further subject to continuous service as of each such vesting date.
(6)
Twenty-five percent of the shares subject to the option vest on the first anniversary of the vesting commencement date, and thereafter the remaining shares subject to the option vest in 36 equal monthly installments on each monthly anniversary thereafter, subject to continuous service with us as of each such vesting date.

401(k) Plan

We maintain a defined contribution retirement plan that provides eligible U.S. employees, including our named executive officers, with an opportunity to save for retirement. The plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the 401(k) plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the 401(k) plan (except in the case of contributions under the 401(k) plan designated as Roth contributions). For more information regarding our 401(k) plan see Note 13 to our consolidated financial statements appearing elsewhere in this Annual Report.

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

Dr. Robert Ang

We entered into an offer letter with Robert Ang in June 2019 in connection with his appointment as our President and Chief Executive Officer. The offer letter provides for a base salary of $395,000 per year, a one-time signing bonus of $76,000 and a target annual bonus equal to 40% of Dr. Ang’s annual base salary based on the achievement of goals established by our board of directors. Our board of directors has increased Dr. Ang's annual base salary, including most recently in February 2022, to $570,000 for 2022 and subsequent years. Additionally, in January 2021, our Board of directors approved an increase in Dr. Ang’s target annual bonus to 50% of his annual salary. The offer letter further provided for the grant of stock options.

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

Dr. Tirtha Chakraborty

We entered into an offer letter with Tirtha Chakraborty in August 2019 in connection with his hiring as our Vice President of Research. The offer letter provides for a base salary of $285,000 per year and a target annual bonus equal to 30% of Dr. Chakraborty’s annual base salary based on the achievement of goals established by our board of directors. Dr. Chakraborty’s annual base salary was increased to $325,000 in connection with his appointment as our Chief Scientific Officer in November 2020. Additionally, in January 2021, our board of directors approved an increase in Dr. Chakraborty’s annual base salary for 2021 and subsequent years to $390,200 and an increase of his target annual bonus to 40% of his annual salary. In January 2022, our compensation committee approved an increase in annual base salary for 2022 and subsequent years to $430,000. In addition, under the offer letter Dr. Chakraborty received a one-time signing bonus equal to $30,000, with an additional payment to cover all taxes resulting from the payment of the signing bonus. The offer letter further provided for the grant of stock options. Dr. Chakraborty is also eligible to receive benefits pursuant to the Severance Plan.

Dr. Christopher Slapak

We entered into an offer letter with Christopher Slapak in July 2020 in connection with his hiring as our full-time Chief Medical Officer. The offer letter provides for a base salary of $380,000 per year and a target annual bonus equal to 30% of Dr. Slapak’s annual base salary based on the achievement of goals established by our board of directors. Additionally, in January 2021, our Board of directors approved an increase in Dr. Slapak’s annual base salary for 2021 and subsequent years to $432,600 and an increase of his target annual bonus to 40% of his annual salary. In January 2022, our compensation committee approved an increase in annual base salary for 2022 and subsequent years to $450,100. The offer letter further provided for the grant of stock options.

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

Equity Incentive Plans

2021 Equity Incentive Plan

Our board of directors adopted and our stockholders approved our 2021 Plan in February 2021. The 2021 Plan became effective on February 5, 2021, from which point no further grants were or will be made under our 2015 Plan, as described in “—Equity Incentive Plans—2015 Stock Incentive Plan.” Our 2021 Plan provides for the grant of stock options qualifying as incentive stock options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), to our employees and for the grant of nonstatutory stock options (“NSOs”), restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to our employees, consultants and directors. As of March 1, 2022, there were options to purchase 2,463,098 shares of our common stock outstanding under the 2021 Plan, at a weighted average exercise price of $11.51 per share, and 200 options to purchase shares of our common stock have been exercised. Our employees, officers, directors, consultants, and advisors are eligible to receive awards under the 2021 Plan; however, incentive stock options may only be granted to our employees.

Authorized Shares. As of March 1, 2022, the number of shares of our common stock reserved for issuance under our 2021 Plan is the sum of (i) 2,481,648 and (ii) the number of shares of our common stock subject to outstanding awards under our 2015 Plan that expire or are forfeited, canceled, withheld to satisfy tax withholding or to purchase or exercise an award, repurchased by us or are otherwise terminated. The number of shares of our common stock reserved for issuance under our 2021 Plan automatically increases on January 1 of each year, for a period of ten years, from January 1, 2022 continuing through January 1, 2031, by 4% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares as may be determined by our board of directors. The maximum number of shares that may be issued pursuant to the exercise of ISOs under the 2021 Plan is 23,742,528.

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

2015 Stock Incentive Plan

The 2015 Plan was adopted by our board of directors and approved by our stockholders in December 2015. The 2015 Plan provides for the grant of ISOs, NSOs, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards. Our employees, officers, directors, consultants and advisors are eligible to receive awards under the 2015 Plan; however, ISOs may only be granted to our employees. As of March 1, 2022, there were 3,216,311 shares of common stock issuable upon the exercise of stock options outstanding under the 2015 Plan at a weighted-average exercise price of $2.42 per share, and options to purchase 1,117,991 shares of our common stock had been exercised, including 573,128 restricted shares of common stock that were issued related to early exercise of unvested options. As of February 5, 2021, we ceased making grants of stock options or other awards under the 2015 Plan. However, any shares of common stock subject to awards under our 2015 Plan that expire, terminate, or otherwise are surrendered or canceled without being fully exercised, are forfeited (including as the result of shares of common stock subject to such award being repurchased by us at the original issuance price pursuant to a contractual repurchase right) or results in any common stock not being issued will become available for issuance under our 2021 Plan. Further, shares of common stock tendered to us by a participant to exercise an award shall be added to shares of common stock available for the grant of awards under the 2015 Plan.

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

Share Reserve. The ESPP authorizes the issuance of shares of our common stock pursuant to purchase rights granted to our employees or to employees of any of our designated affiliates. The ESPP provides participating employees with the opportunity to purchase up to an aggregate of 745,754 shares of our common stock. The number of shares of our common stock reserved for issuance automatically increases on January 1 of each calendar year, from January 1, 2022 through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 1,800,000 shares; provided, that prior to the date of any such increase, our board of directors may determine that such increase will be less than the amount set forth in clauses (i) and (ii). If purchase rights granted under the ESPP terminate without having been exercised, the shares of our common stock not purchased under such purchase rights will again become available for issuance under the ESPP.

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

As of March 1, 2022, we have not made any offerings under our the ESPP.

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

Rule 10b5-1 Sales Plans

Our directors and executive officers may adopt, and some have adopted, written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material nonpublic information subject to compliance with the terms of our insider trading policy.

Non-Employee Director Compensation

Our board of directors adopted a non-employee director compensation policy in January 2021 that became effective on February 5, 2021 and is applicable to all of our non-employee directors. This compensation policy provides that each such non-employee director will receive the following compensation for service on our board of directors:

•
an annual cash retainer of $35,000;
•
an additional annual cash retainer for service as Chair of board of directors in an amount to be determined by the Board each year and which has been set at $30,000 for 2021 and subsequent years;
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

2021 Director Compensation Table

The following table sets forth information regarding the compensation earned for service on our board of directors in 2021 by our non-employee directors, including the outstanding equity awards held by our non-employee directors as of December 31, 2021. Robert Ang, our President and Chief Executive Officer, is also a member of our board of directors but did not receive any additional compensation for service as a director.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Matthew Patterson	62,204	304,200	366,404
Daniella Beckman	52,569	304,200	356,769
David C. Lubner	41,285	304,200	345,485
Sven (Bill) Ante Lundberg, M.D.	39,028	304,200	343,228
Kush Parmar, M.D., Ph.D.	37,845	304,200	342,045
Joshua Resnick, M.D.	44,236	304,200	348,436

(1)
This column reflects the full grant date fair value of options granted during the year measured pursuant to ASC 718, which is the basis for computing stock-based compensation in our financial statements. See Note 9 to our consolidated financial statements appearing elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in valuing options.
(2)
The table below shows the aggregate number equity awards outstanding for each of our directors who is not a named executive officer, as of December 31, 2021.

Name	Number of Outstanding Options	Number of Outstanding Unvested Stock
Matthew Patterson	16,900	30,897
Daniella Beckman	58,096	-
David C. Lubner	58,096	-
Sven (Bill) Ante Lundberg, M.D.	37,862	9,198
Kush Parmar, M.D., Ph.D.	16,900	-
Joshua Resnick, M.D.	16,900	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock, as of March 1, 2022 by:

•
Each person known by us to beneficially own more than 5% of our common stock;
•
each of our directors;
•
each of our named executive officers; and
•
All of our executive officers and directors as a group.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 37,487,370 shares of our common stock outstanding as of March 1, 2022.

The number of shares beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission (the “SEC”) and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, warrants, or other rights held by such person that are currently exercisable or will become exercisable within 60 days after March 1, 2022 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of all listed stockholders is 100 Cambridgepark Dr., Suite 101, Cambridge, Massachusetts 02140. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Except as indicated by the footnotes below, we believe, based on information furnished to us, that each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater than 5% stockholders
Entities affiliated with RA Capital Healthcare Fund, L.P. (1)	11,120,973	29.7%
Entities affiliated with 5AM Ventures VI, L.P. (2)	6,361,723	17.0%
PureTech Health LLC (3)	3,207,200	8.6%
Entities affiliated with FMR, LLC (4)	3,181,463	8.5%
Named Executive Officer and Directors
Robert Ang, M.B.B.S. (5)	811,858	2.2%
Tirtha Chakraborty, Ph.D. (6)	109,807	*
Christopher Slapak, M.D. (7)	173,888	*
Matthew Patterson (8)	47,768	*
Daniella Beckman (9)	24,594	*
David C. Lubner (9)	24,594	*
Sven (Bill) Ante Lundberg, M.D. (10)	45,174	*
Kush Parmar, M.D., Ph.D. (11)	6,368,295	17.0%
Joshua Resnick, M.D. (12)	6,572	*
All current executive officers and directors as a group (10 persons) (13)	7,748,708	20.7%

* Represents beneficial ownership of less than one 1%.

(1)
Consists of (i) 9,295,647 shares of common stock held by RA Capital Healthcare Fund, L.P. (“RA Healthcare”) and (ii) 1,825,326 shares of common stock by RA Capital Nexus Fund, L.P. (“Nexus Fund”). RA Capital Healthcare Fund GP, LLC is the general partner of RA Healthcare and RA Capital Nexus Fund GP, LLC is the general partner of the Nexus Fund. The general partner of RA Capital Management, L.P. (“RA Capital”) is RA Capital Management GP, LLC, of which Dr. Peter Kolchinsky and Mr. Rajeev Shah are the controlling persons. RA Capital serves as investment adviser for the RA Healthcare and the Nexus Fund and may be deemed a beneficial owner, for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of any securities of the company held by the RA Healthcare or the Nexus Fund. RA Healthcare and the Nexus Fund have delegated to RA Capital the sole power to vote and the sole power to dispose of all securities held in RA Healthcare’s and the Nexus Fund’s portfolio, including the shares of company’s common stock. Because RA Healthcare and the Nexus Fund have divested themselves of voting and investment power over the reported securities they hold and may not revoke that delegation on less than 61 days’ notice, RA Healthcare and the Nexus Fund disclaim beneficial ownership of the securities they hold for purposes of Section 13(d) of the Exchange Act and therefore disclaim any obligation to report ownership of the reported securities under Section 13(d) of the Exchange Act. As managers of RA Capital, Dr. Kolchinsky and Mr. Shah may be deemed beneficial owners for purposes of Section 13(d) of the Exchange Act. RA Capital, Dr. Kolchinsky, and Mr. Shah disclaim beneficial ownership of the securities other than for the purpose of determining their obligations under Section 13(d) of the Exchange Act. The address of the entities listed above is 200 Berkeley Street, 18th Floor, Boston, Massachusetts 02116. For information regarding RA Capital Management, L.P. and its affiliates, we have relied on a Schedule 13D filed by RA Capital Management, L.P. with the SEC on February 9, 2021.
(2)
Consists of (i) 4,595,089 shares of common stock held by 5AM Ventures VI, L.P.; and (ii) 1,766,634 shares of common stock held by 5AM Opportunities I, L.P. (collectively, the “5AM Holdings”). 5AM Partners VI, LLC is the general partner of 5AM Ventures VI, L.P. and may be deemed to have sole investment and voting power over the shares held by 5AM Ventures VI, L.P. Andrew Schwab and Kush Parmar are the managing members of 5AM Partners VI, LLC, and may be deemed to share voting and dispositive power over the shares held by 5AM Ventures VI, L.P. 5AM Opportunities I (GP), LLC is the general partner of 5AM Opportunities I, L.P. and may be deemed to have sole investment and voting power over the shares held by 5AM Opportunities I, L.P. Andrew Schwab and Kush Parmar are the managing members of 5AM Opportunities I (GP), LLC, and may be deemed to share voting and dispositive power over the shares held by 5AM Opportunities I, L.P. Dr. Parmar is also a member of our board of directors. The address of the above persons and entities is 501 2nd Street, Suite 350, San Francisco, California 94107. For information regarding 5AM Ventures VI, L.P. and its affiliates, we have relied on a Schedule 13D and Form 4 filed by 5AM Ventures VI, L.P. with the SEC on February 9, 2021 and November 18, 2021, respectively.
(3)
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
(4)
FMR LLC reports sole voting power with respect to 611,457 shares and sole dispositive power with respect to 3,181,463 shares. Abigail P. Johnson is a director, the chair, the chief executive officer and the president of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders of FMR LLC have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act of 1940 (the “Fidelity Funds”) advised by Fidelity Management & Research Company, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity Management & Research Company carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The business address for each person and entity named in this footnote is 245 Summer Street, Boston, Massachusetts 02110. For information regarding FMR LLC, we have relied on a Schedule 13G/A filed by FMR LLC with the SEC on February 8, 2022.

(5)
Consists of (i) 412,072 shares of common stock; and (ii) 472,255 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of March 1, 2022.
(6)
Consists of (i) 3,534 shares of common stock; and (ii) 106,273 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of March 1, 2022.
(7)
Consists of 173,888 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of March 1, 2022.
(8)
Consists of (i) 41,196 shares of common stock and (ii) 6,572 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of March 1, 2022.
(9)
Consists of 24,594 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of March 1, 2022.
(10)
Consists of (i) 29,432 shares of common stock and (ii) 15,742 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of March 1, 2022.
(11)
Consists of (i) the 5AM Holdings and (ii) 6,572 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of March 1, 2022.
(12)
Consists of 6,572 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of March 1, 2022. Under Dr. Resnick’s arrangement with RA Capital, Dr. Resnick holds the foregoing shares for the benefit of the RA Healthcare and the Nexus Fund. Dr. Resnick is obligated to turn over to RA Capital any net cash or stock received from the foregoing shares underlying such option, which will offset advisory fees owed by the RA Healthcare and the Account to RA Capital. Dr. Resnick therefore disclaims beneficial ownership of the foregoing shares of common stock underlying the outstanding options held by him.
(13)
Consists of (i) 5AM Holdings, (ii) 515,503 shares of common stock and (iii) 1,023,440 shares of common stock issuable upon the exercise of outstanding options exercisable within 60 days of March 1, 2022.

Securities authorized for issuance under equity compensation plans

The following table contains information about our equity compensation plans as of December 31, 2021. As of December 31, 2021, we had three equity compensation plans. See “Item 11. Executive Compensation—Equity Incentive Plans” for a description of the material terms of each of our equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,886,105	$6.35	2,643,187
Equity compensation plans not approved by security holders	200,687	1.90	—
Total	5,086,792	$6.17	2,643,187

The table above does not include any amounts issuable under the ESPP because we have not made any offerings under such plan as of December 31, 2021.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a description of transactions since January 1, 2020 to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than 5% of our voting stock, or any members of their immediate family, had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements which are described under “Executive Compensation.”

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

The table below sets forth the aggregate number of shares of Series B preferred stock issued to our related parties:

Name	Series B Preferred Stock (#)	Aggregate Purchase Price ($)
Entities affiliated with RA Capital Healthcare Fund, L.P. (1)	76,923,076	40,000,000
Entities affiliated with FMR, LLC (2)	37,259,615	19,375,000
Entities affiliated with 5AM Ventures VI, L.P. (3)	38,461,536	19,999,999
PureTech Health LLC (4)	1,923,076	1,000,000

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

In connection with the closing of our initial public offering on February 9, 2021, all outstanding shares of our Series B preferred stock were converted into shares of our common stock at a ratio of 13.6-for-1 and the foregoing amounts are listed on a pre-conversion basis.

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

Director Independence

Applicable Nasdaq rules (the “Nasdaq Listing Rules”) require a majority of a listed company’s board of directors to be comprised of independent directors, as affirmatively determined by the board of directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees, and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed us for each of the last two fiscal years.

	Year Ended December 31,
Category	2021	2020
Audit Fees (1)	$815,623	$870,000
Audit-Related Fees	—	—
Tax Fees (2)	62,500	—
All Other Fees	—	—
Total	$878,123	$870,000

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

(2)
Tax fees consist of fees billed or accrued for professional services by Ernst & Young LLP for tax consulting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)
Exhibits

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-252175	4.1	February 1, 2021

4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated June 30, 2020	S-1/A	333-252175	4.2	February 1, 2021

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

10.1†	Patent License Agreement, by and between the Registrant and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, dated October 30, 2020	S-1	333-252175	10.3	January 15, 2021

10.2†	Exclusive License Agreement, by and between the Registrant and The Trustees of Columbia University in the City of New York (“Columbia”), dated April 28, 2016	S-1	333-252175	10.1	January 15, 2021

10.3†	First Amendment to Exclusive License Agreement, by and between the Registrant and Columbia, dated February 12, 2019	S-1	333-252175	10.2	January 15, 2021

10.4†	Second Amendment to Exclusive License Agreement, by and between the Registrant and Columbia, dated November 8, 2021	10-Q	001-39979	10.1	November 10, 2021

10.5	Lease Agreement, by and between the Registrant and PPF Off 100 Cambridge Park Drive, LLC (“Landlord”), dated December 17, 2019	S-1	333-252175	10.4	January 15, 2021

10.6	First Amendment to Lease, by and between the Registrant and the Landlord, dated June 15, 2021	8-K	001-39979	10.1	June 17, 2021

10.7	Second Amendment to Lease, by and between the Registrant and the Landlord, dated June 15, 2021	8-K	001-39979	10.2	June 17, 2021

10.8+	2015 Stock Incentive Plan and Forms of Option Grant Agreements, Exercise Notices and Restricted Stock Agreement	S-1	333-252175	10.5	January 15, 2021

10.9+	2021 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	S-1/A	333-252175	10.6	February 1, 2021

10.10+	2021 Employee Stock Purchase Plan	S-1/A	333-252175	10.7	February 1, 2021

10.11+	Form of Indemnification Agreement with Executive Officers and Directors	S-1	333-252175	10.8	January 15, 2021

10.12+	Offer Letter, by and between the Registrant and Robert Ang, dated June 28, 2019	S-1	333-252175	10.9	January 15, 2021

10.13+	Offer Letter, by and between the Registrant and Christopher Slapak, dated July 2, 2020	S-1	333-252175	10.11	January 15, 2021

10.14+	Offer Letter, by and between the Registrant and Nathan Jorgensen, dated March 20, 2020	S-1	333-252175	10.12	January 15, 2021

10.15+	Offer Letter, by and between the Registrant and Tirtha Chakraborty, dated August 28, 2019	S-1	333-252175	10.13	January 15, 2021

10.16+	Non-Employee Director Compensation Policy	S-1/A	333-252175	10.14	February 1, 2021

10.17+	Executive Severance and Change in Control Benefits Plan	S-1/A	333-252175	10.15	February 1, 2021

21.1	Subsidiaries of the Registrant	S-1	333-252175	21.1	January 15, 2021

23.1	Consent of Ernst & Young LLP					X

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL.

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

VOR BIOPHARMA INC.

Date: March 14, 2022	By:	/s/ Robert Ang
Robert Ang, M.B.B.S., M.B.A.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Ang	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2022
Robert Ang, M.B.B.S., M.B.A.

/s/ Nathan Jorgensen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2022
Nathan Jorgensen, Ph.D., M.B.A.

/s/ Matthew Patterson	Chairman of the Board	March 14, 2022
Matthew Patterson

/s/ Daniella Beckman	Director	March 14, 2022
Daniella Beckman

/s/ David C. Lubner	Director	March 14, 2022
David C. Lubner

/s/ Sven (Bill) Ante Lundberg	Director	March 14, 2022
Sven (Bill) Ante Lundberg, M.D.

/s/ Kush M. Parmar	Director	March 14, 2022
Kush M. Parmar, M.D., Ph.D.

/s/ Joshua Resnick	Director	March 14, 2022
Joshua Resnick, M.D.

VOR BIOPHARMA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vor Biopharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vor Biopharma Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020

Boston, Massachusetts

March 14, 2022

VOR BIOPHARMA INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$119,801	$48,539
Investments	87,668	—
Prepaid expenses	4,836	467
Other current assets	2,094	100
Total current assets	214,399	49,106
Restricted cash equivalents	2,413	1,559
Property and equipment, net	6,853	4,728
Operating lease right-of-use assets	15,670	17,117
Other assets	3,255	3,398
Total assets	$242,590	$75,908
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,545	$2,361
Accrued expenses	6,335	6,260
Operating lease liability	1,839	863
Other current liabilities	434	723
Total current liabilities	10,153	10,207
Long-term liabilities:
Operating lease liabilities—non-current	16,174	17,430
Total liabilities	26,327	27,637
Series A-1 redeemable convertible preferred stock, $0.0001 par value; 0 shares and 20,000,000 shares authorized, issued, and outstanding as of December 31, 2021 and December 31, 2020, respectively (liquidation preference of $4,000 as of December 31, 2020)	—	2
Series A-2 redeemable convertible preferred stock, $0.0001 par value; 0 and 107,194,866 shares authorized, issued, and outstanding as of December 31, 2021 and December 31, 2020, respectively (liquidation preference of $42,878 as of December 31, 2020)	—	42,786
Series B redeemable convertible preferred stock, $0.0001 par value; 0 shares and 211,778,825 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 shares and 124,519,220 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively (liquidation preference of $64,750 as of December 31, 2020)	—	64,548
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 and 0 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 400,000,000 and 420,000,000 shares authorized as of December 31, 2021 and December 31, 2020 respectively; 37,375,428 and 893,231 shares issued and 37,174,741 and 505,074 outstanding as of December 31, 2021 and December 31, 2020, respectively	4	1
Additional paid-in capital	346,382	2,158
Accumulated deficit	(130,123)	(61,224)
Total stockholders’ equity (deficit)	216,263	(59,065)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$242,590	$75,908

The accompanying notes are an integral part of these financial statements

VOR BIOPHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2021	2020
Operating expenses:
Research and development	$47,529	$31,618
General and administrative	21,489	11,748
Total operating expenses	$69,018	$43,366
Loss from operations	$(69,018)	$(43,366)
Other income:
Interest income	119	29
Total other income	119	29
Net loss and comprehensive loss	$(68,899)	$(43,337)
Cumulative dividends on redeemable convertible preferred stock	(1,228)	(5,925)
Net loss attributable to common stockholders	$(70,127)	$(49,262)
Net loss per share attributable to common stockholders, basic and diluted	$(2.10)	$(230.57)
Weighted-average common shares outstanding, basic and diluted	33,433,214	213,658

The accompanying notes are an integral part of these financial statements

Vor Biopharma Inc.

CONSOLIDATED Statements of Redeemable Convertible Preferred Stock and

Stockholders’ EQUITY (Deficit)

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2020	20,000,000	$2	62,819,866	$25,067	—	$—	119,936	$—	$458	$(17,887)	$(17,429)
Issuance of Series A-2 Redeemable Convertible Preferred Stock	—	—	44,375,000	17,719	—	—	—	—	—	—	—
Issuance of Series B Redeemable Convertible Preferred Stock	—	—	—	—	124,519,220	64,548	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	385,138	1	358	—	359
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,342	—	1,342
Net loss	—	—	—	—	—	—	—	—	—	(43,337)	(43,337)
Balance, December 31, 2020	20,000,000	$2	107,194,866	$42,786	124,519,220	$64,548	505,074	$1	$2,158	$(61,224)	$(59,065)
Issuance of Series B Redeemable Convertible Preferred Stock	—	—	—	—	87,259,605	45,375	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(20,000,000)	(2)	(107,194,866)	(42,786)	(211,778,825)	(109,923)	24,924,501	2	152,709	—	152,711
Issuance of common shares upon closing of initial public offering, net of offering costs and underwriter fees of $17,132	—	—	—	—	—	—	11,302,219	1	186,307	—	186,308
Issuance of common stock upon vesting and exercise of stock options	—	—	—	—	—	—	442,947	—	894	—	894
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,314	—	4,314
Net loss	—	—	—	—	—	—	—	—	—	(68,899)	(68,899)
Balance, December 31, 2021	—	$—	—	$—	—	$—	37,174,741	$4	$346,382	$(130,123)	$216,263

The accompanying notes are an integral part of these financial statements

Vor Biopharma Inc.

CONSOLIDATED StatementS of Cash Flows

	Year Ended December 31,
(in thousands)	2021	2020
Cash flows from operating activities
Net loss	$(68,899)	$(43,337)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,434	605
Non-cash lease expense	3,017	782
Stock-based compensation	4,315	1,342
Other	174	—
Changes in operating assets and liabilities:
Operating lease liability	(2,559)	393
Prepaid expenses and other current assets	(6,363)	606
Accounts payable and accrued expenses	405	5,820
Other assets	(668)	(2,503)
Net cash used in operating activities	(69,144)	(36,292)
Cash flow from investing activities
Purchases of investments	(87,757)	—
Purchases of property and equipment	(3,894)	(4,161)
Net cash used in investing activities	(91,651)	(4,161)
Cash flow from financing activities
Proceeds from issuance of redeemable convertible preferred stock	45,375	82,267
Proceeds from the issuance of common stock upon closing of initial public offering, net of underwriter fees	189,198	—
Payment of initial public offering costs	(2,215)	—
Proceeds from stock option exercises	553	259
Net cash provided by financing activities	232,911	82,526
Net increase in cash, cash equivalents and restricted cash equivalents	72,116	42,073
Cash, cash equivalents and restricted cash equivalents, beginning of period	$50,098	$8,025
Cash, cash equivalents and restricted cash equivalents, end of period	$122,214	$50,098
Supplemental disclosure of non-cash activities
Operating right-of-use assets and operating lease liability recorded upon lease commencement	$35	$17,899
Purchases of property and equipment in accounts payable	$194	$444
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$152,711	$—
Deferred offering costs in accounts payable and accrued expenses	$—	$896

A reconciliation of the cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Year Ended December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$119,801	$48,539
Restricted cash equivalents	2,413	1,559
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$122,214	$50,098

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

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents and investments at December 31, 2021 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification ("ASC") or an Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies in developing the estimates and assumptions that are used in the preparation of the consolidated financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: estimating the fair value of the Company’s common stock (prior to the IPO); accrued expenses and related research and development expenses.

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

Foreign Currency Transaction Gains or Losses

Transactions denominated in foreign currencies are recorded in U.S. dollars on the date of those transactions. Adjustments arising from foreign currency transactions between the purchase and the settlement dates are reflected in the consolidated statement of operations and comprehensive loss as a component of other income.

Cash and Cash Equivalents

The Company considers highly-liquid investments purchased with an original maturity date of ninety days or less from the date of purchase to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds. Cash equivalents are stated at cost, which approximates market value.

Investments

Investments represent excess cash balances held in marketable debt securities and are classified as available-for-sale. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such securities represent an investment of cash that is available for current operations.

Available-for-sale investments are reported at fair value at each balance sheet date. Changes in the market value of available-for-sale investments, excluding other-than-temporary impairments, are reflected as other comprehensive income, a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income in our consolidated statements of operations and comprehensive loss.

Investments are evaluated for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment to allow for an anticipated recovery in fair value. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.

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

Restricted Cash

The Company had $2.4 million and $1.6 million of restricted cash in the form of a letter of credit related to a lease at December 31, 2021 and 2020, respectively.

Comprehensive loss

Comprehensive loss includes net loss, as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company’s comprehensive loss was equal to net loss for the years ended December 31, 2021 and 2020 .

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

Property and Equipment, Net

Property and equipment, net is recorded at cost less accumulated depreciation. Depreciation expense is recorded using the straight-line method over the estimated useful life of the related asset, which are as follows:

Estimated Useful Life
Computer equipment	3 years
Furniture and equipment	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of remaining lease term or useful life

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. Leases with a term greater than one year are recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and current and non-current lease liabilities, as applicable. The Company has made an accounting policy election, known as the short-term lease recognition exemption, which allows the Company to not recognize ROU assets and lease liabilities that arise from short-term leases (12 months or less); The Company has applied this election to all classes of underlying assets. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew or options to cancel a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew or will not cancel, respectively. The Company monitors its material leases on a quarterly basis.

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

The Company has elected to account for the lease and non-lease components together for office, laboratory, and manufacturing real estate leases.

Research and Development

Research and development expenses include costs directly attributable to the conduct of the Company’s research and development programs.

Expenditures relating to research and development are expensed in the period incurred. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made. The cost of materials for a research and development activity that have an alternative future use is capitalized when the materials are acquired and recognized as expense as consumed. The costs of materials that were acquired for a particular research and development activity and have no alternative future use are expensed in the period acquired.

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

Stock-Based Compensation Expense

The Company accounts for stock-based compensation under the provisions of ASC 718-10, Compensation—Stock Compensation (“ASC 718-10”), which requires all share-based payments to employees, non-employees and directors, including grants of stock options and restricted stock, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values on the date of grant over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. Generally, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the ratable method. The Company classifies stock-based compensation expense in the same manner in which the award recipient’s payroll or service provider’s costs are classified. Share-based payments that contain performance conditions are recognized when such conditions are probable of being achieved.

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
•
Expected Volatility—Because the Company does not have sufficient trading history for its common stock as of December 31, 2021 , the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
•
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the awards.
•
Dividend Yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The Company began to use the closing common stock price as reported on the Nasdaq Global Select Market exchange as the fair value of common stock on the date of a grant subsequent to its IPO. Prior to the Company's IPO the estimated fair value of common stock was determined by the Company’s board of directors as of the date of each option grant, with input from management, considering third-party valuations of its common stock as well as the Company’s board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These objective and subjective factors include: (i) prices paid for the Company’s redeemable convertible preferred stock, and the rights, preferences, and privileges of the Company’s redeemable convertible preferred stock and common stock; (ii) the Company’s stage of development; (iii) the fact that the grants of stock-based awards related to illiquid securities in a private company; and (iv) the likelihood of achieving a liquidity event for the common stock underlying the stock-based awards, such as an initial public offering or sale of the Company, given prevailing market conditions. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. The methodology utilized to estimate the fair value of the Company’s common stock was the option-pricing method (“OPM”) to back-solve the estimated value of the Company’s equity and corresponding value of the Company’s common stock.

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

Recently Adopted Accounting Pronouncements

In 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which introduces a number of amendments that are designed to simplify the application of accounting for income taxes. Such amendments include removing certain exceptions for intraperiod tax allocation, interim reporting when a year-to-date loss exceeds the anticipated loss, reflecting the effect of an enacted change in tax laws or rates in the annual effective tax rate and recognition of deferred taxes related to outside basis differences for ownership changes in investments. ASU 2019-12 also provides clarification related to when a step up in the tax basis of goodwill should be considered part of the business combination in which the book goodwill was originally recognized and when it should be considered a separate transaction. In addition, ASU 2019-12 provides guidance on the recognition of a franchise tax (or similar tax) that is partially based on income as an income-based tax and accounting for any incremental amount incurred as a non-income-based tax. The Company adopted ASU 2019-12 effective January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which has been subsequently amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-03 (“ASU 2016-13”). This standard significantly changes the impairment model for most financial assets and certain other instruments and will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets, which will generally result in earlier recognition of allowances for credit losses on loans and other financial instruments. The Company does not expect that this standard will have a material impact to the Company’s consolidated financial statements and plans to adopt this standard on January 1, 2022.

3. Investments

The amortized cost and estimated fair value of investments, by contractual maturity are as follows:

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate debt	$7,603	$—	$—	$7,603
U.S. Treasuries	30,119	—	—	30,119
Maturing after one year through five years
Corporate debt	5,006	—	—	5,006
U.S. Treasuries	44,940	—	—	44,940
Total	$87,668	$—	$—	$87,668

The Company held no investments at December 31, 2020.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$95,339	$—	$—	$95,339
Investments
Corporate bonds	—	12,609	—	12,609
U.S. Treasuries	—	75,059	—	75,059
Total investments	—	87,668	—	87,668
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$97,752	$87,668	$—	$185,420

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total

Money market funds	$41,036	$—	$—	$41,036
Total	$41,036	$—	$—	$41,036

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of investments was determined based on observable market inputs. During the years ended December 31, 2021 and 2020, there were no transfers between levels.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
(in thousands)	2021	2020
Furniture and equipment	$108	$40
Laboratory equipment	8,457	5,247
Leasehold improvements	55	—
Computer equipment	317	167
Property and equipment, gross	8,937	5,454
Accumulated depreciation	(2,084)	(726)
Property and equipment, net	$6,853	$4,728

Depreciation expense for the years ended December 31, 2021 and 2020 was approximately $1.4 million and $0.6 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in thousands)	2021	2020
Employee-related and other expenses	$4,178	$2,727
Research and development expenses	797	1,924
Professional fees	743	1,097
License and milestone fees	—	450
Other	617	62
Total accrued expenses	$6,335	$6,260

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

Series A-1 and Series A-2 Redeemable Convertible Preferred Stock

On February 12, 2019, the Company entered into the Series A-2 Preferred Stock Purchase Agreement. Included in the terms of the Series A-2 were tranche rights. The tranche rights obligated the investors in the Series A-2 to purchase, and the Company to sell, an additional 44,375,000 shares of Series A-2 at a purchase price of $0.40 per share upon achieving certain milestones related to the Company’s research platform (“Milestone Closing”). The number of shares and issuance price for the Milestone Closing were fixed at inception, and the timing for the closing was dependent on whether the Company met certain research and development milestones or if an earlier closing is voted by the Series A-2 holders. The Series A-2 tranche obligation is an embedded feature that does not net settle and therefore, it did not meet the definition of an embedded derivative.

On February 5, 2020, the Company issued and sold 44,375,000 shares of Series A-2 for total gross cash proceeds of $17.8 million related to the Milestone Closing.

Series B Redeemable Convertible Preferred Stock Closing

On June 29, 2020, the Company issued and sold 124,519,220 shares of its Series B redeemable convertible preferred stock at a per share price of $0.52 (“Original Purchase Price”) for total gross proceeds of $64.7 million. The stock purchase agreement provided for a second closing obligating the investors in the Series B redeemable convertible preferred stock to purchase, and the Company to sell, an additional 87,259,605 shares of Series B redeemable convertible preferred stock at a per share price of $0.52 upon the achievement of the second tranche milestone.

On January 8, 2021, upon achievement of the second tranche milestone, the Company issued and sold 87,259,605 shares of Series B redeemable convertible preferred stock at a price of $0.52 per share, for total gross and net proceeds of $45.4 million.

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

8. Stockholders' Equity

Preferred Stock

The Company has authorized up to 10,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the Company’s Board of Directors upon its issuance. At December 31, 2021, there were no shares of preferred stock outstanding.

Common Stock

As of December 31, 2021 and 2020, the Company’s authorized capital stock included 400,000,000 shares and 420,000,000 shares, respectively, of its $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the Delaware General Corporation Law. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. No dividends have been declared or paid as of and for either of the years ended December 31, 2021 and 2020.

9. Stock-Based Compensation

Stock Incentive Plans

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

The number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each year through January 1, 2031, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Any grants that expire or are canceled, terminated, forfeited, or fail to vest are allowed to be reissued under 2021 Plan. As of December 31, 2021, the Company had 2,643,187 shares of its common stock available for future issuance under the 2021 Plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Year Ended December 31,
	2021	2020
Fair value of common stock	$23.63	$4.29
Expected term (in years)	6.0	6.0
Expected volatility	78.4%	77.3%
Risk-free interest rate	0.9%	0.4%
Dividend yield	—	—

The following table summarizes the Company’s stock option activity for the year ended December 31, 2021:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	5,084,679	$3.79	9.42	$32,086
Granted	730,884	$19.46
Vested and exercised	(442,947)	$2.02
Forfeited	(285,698)	$4.10
Expired	(126)	$18.00
Outstanding at December 31, 2021	5,086,792	$6.17	8.00	$38,000
Exercisable at December 31, 2021	1,669,852	$4.15	7.49	$14,384

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the respective date.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2021 and 2020 was $13.14 and $2.19 per share, respectively. As of December 31, 2021, total unrecognized compensation expense related to stock options was $13.1 million which is expected to be recognized over a weighted-average period of 2.51 years. The intrinsic value of stock options exercised was $3.1 million for the year ended December 31, 2021.

During the year ended December 31, 2020, options for 159,197 shares with a weighted-average exercise price of $2.59 and a weighted-average grant date fair value of $1.90 were exercised but unvested at the time of exercise. As of December 31, 2021 and 2020, options for 200,687 and 388,157 shares with weighted average exercise prices of $1.90 and $1.86 were exercised and unvested, respectively. The underlying proceeds from the unvested exercises of $0.4 million and $0.7 million is recorded in other current liabilities as of December 31, 2021 and 2020, on the consolidated balance sheet.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Research and development	$2,281	$665
General and administrative	2,034	677
Total stock-based compensation expense	$4,315	$1,342

10. Leases

Cambridgepark Lease

In December 2019, the Company entered into a lease agreement for its new corporate office and laboratory facility (the “Cambridgepark Lease”) in Cambridge, Massachusetts. The Cambridgepark Lease has a term of 10 years, beginning on the rent commencement date which is two months after the lease commencement date. There are no options to extend the lease. The lease commencement date, for accounting purposes, was deemed to be reached as of June 30, 2020.

On June 15, 2021, the Company entered into the first lease amendment (“First Lease Amendment”) and the second lease amendment (“Second Lease Amendment” and, together with the First Lease Amendment, the “Lease Amendments”) with PPF Off 100 Cambridge Park Drive, LLC (the “Landlord”). The Lease Amendments amended the Cambridgepark Lease with the Landlord in Cambridge, Massachusetts to add additional leased space in the same building (the “Amended Cambridgepark Lease”).

The First Lease Amendment expanded the amount of space leased by the Company by an additional 10,262 square feet in exchange for aggregate total fixed rent payments of approximately $8.2 million with the annual fixed rental payments escalating from $0.9 million to $1.1 million during the term. The First Lease Amendment commenced during the first quarter of 2022.

The Second Lease Amendment expands the amount of space leased by the Company by an additional 30,175 square feet in exchange for aggregate total fixed rent payments of approximately $21.9 million with the annual fixed rental payments escalating from $1.2 million to $3.0 million during the term. The Second Lease Amendment’s term is expected to commence during the second quarter of 2022.

Payments associated with the Amended Cambridgepark Lease include fixed and variable payments. Variable payments relate to the Company’s share of the Landlord’s operating costs associated with the underlying assets and are recognized when the event on which those payments are assessed. The Amended Cambridgepark Lease does not contain a residual value guarantee. The Lease Amendments term end dates are coterminous with the Cambridgepark Lease.

In conjunction with the Amended Cambridgepark Lease, the Company was required to establish a $2.4 million irrevocable standby letter of credit for the benefit of the Landlord, which has been secured by money market investments and is presented as restricted cash equivalents.

The elements of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Operating lease cost	$3,017	$1,780
Short-term lease cost	52	309
Variable lease cost	1,099	235
Total lease cost	$4,168	$2,324

Amounts reported in the consolidated balance sheets and the weight-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	December 31, 2021	December 31, 2020
Assets
Operating right-of-use assets	$15,670	$17,117
Liabilities
Operating lease liabilities, current	$1,839	$863
Operating lease liabilities, non-current	$16,174	$17,430
Total lease liabilities	$18,013	$18,293
Weighted Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	8.64	9.55
Weighted-average discount rate	9.4%	9.4%

The following table represents other lease activity:

	Year Ended December 31,
(in thousands)	2021	2020
Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$2,559	$703
Right-of-use assets obtained in exchange for lease obligations	$35	$17,899

Future lease payments for noncancelable leases as of were as follows:

(in thousands)	December 31, 2021 (1)
2022	$3,410
2023	2,718
2024	2,799
2025	2,883
2026	2,970
Thereafter	11,665
Total lease payments	$26,445
Less: imputed interest	(8,432)
Present value of lease liabilities	$18,013

(1)
Excluded from the table above are a portion of the Company's lease payments associated with the Lease Amendments, as the space leased has not commenced for accounting purposes as of December 31, 2021. The commencement date is the date on which the asset is made available to the Company by the lessor.

11. Significant Agreements

The Company has agreements with third parties in the normal course of business under which it has obtained licenses for certain developed technologies.

Columbia License Agreement

In April 2016 (and amended in February 2019 and November 2021), the Company entered into an exclusive license agreement (the “Columbia Agreement”) with The Trustees of Columbia University in the City of New York (“Columbia”). Under the Columbia Agreement, the Company has exclusively licensed the worldwide rights to key patents, technical information, and use of materials from Columbia.

The Company is required to pay Columbia an annual license fee in the low five digits. The Company is also obligated to make milestone payments to Columbia of up to an aggregate of $0.2 million upon the achievement of certain clinical milestones and milestone payments to Columbia of up to an aggregate of $6.3 million for certain regulatory and commercial milestones for the first three products. In addition, the Company is required to pay Columbia escalating low single digits royalties on cumulative annual net sales of licensed products. As of December 31, 2021, and 2020, the Company had no obligation and $0.1 million due, respectively, in milestone payments and this amount is included within accrued expenses balance on the consolidated balance sheet.

National Institutes of Health License Agreement

In October 2020, the Company entered into a patent license agreement (the “Patent License”) with the U.S. Department of Health and Human Services, as represented by National Cancer Institute (“NCI”) of the National Institutes of Health. Pursuant to the terms of the Patent License, the Company paid NCI a license issue fee in the aggregate amount of $0.4 million. The terms of the Patent License also require the Company to pay NCI de minimis minimum annual royalties, which royalties are creditable against earned royalties on sales of licensed products or licensed processes. The Company must also pay NCI tiered royalties on net sales of licensed products at rates in the low single digits. The Company is also required to pay NCI one-time milestone payments upon successful completion of specified clinical and regulatory milestones relating to the licensed products. The aggregate potential milestone payments are $8.0 million. In addition, the Company is required to pay NCI one-time milestone payments following aggregate net sales of licensed products at certain net sales up to $2.0 billion. The aggregate potential amount of these milestone payments is $6.0 million. To the extent the Company enters into a sublicensing agreement relating to a licensed product, the Company is required to pay NCI a percentage of the non-royalty based consideration received from a sublicensee, with specified exclusions, which percentage ranges from the low single digits to low double digits. The Company is also required to reimburse NCI for its past patent expenses for the licensed patent rights, as well as the Company’s pro rata share of future patent expenses, in each case, in connection with NCI’s prosecution or maintenance of the licensed patent rights.

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

13. Defined Contribution Benefit Plan

The Company maintains a defined contribution plan under Section 401(k) (the “401(k) Plan”) of the Internal Revenue Code, as amended (the “Code”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, as well as Roth post tax deferrals. During 2021, the Company began to match 100% of compensation amounts deferred up to the first 1% of an employee's compensation plus 50% of compensation amounts deferred between 1% and 6% of an employee's compensation. All matching contributions are immediately vested. Expense recognized by the Company for matching contributions made in accordance with the 401(k) Plan was $0.6 million for the year ended December 31, 2021.

14. Income Taxes

The Company accounts for income taxes under FASB ASC 740 (“ASC 740”). For the years ended December 31, 2021 and 2020, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income rate to the Company’s effective income tax rate:

Year Ended December 31,
	2021	2020
Federal income tax rate	21.0%	21.0%
State income tax benefit	6.0%	6.0%
Permanent items	(0.3) %	—
Research tax credits	4.1%	5.8%
Other	(0.3) %	(0.2) %
Valuation allowance	(30.5) %	(32.6) %
Effective income tax rate	—	—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Accrued expenses	$972	$659
Federal net operating loss carryforwards	25,060	11,515
State net operating loss carryforwards	6,913	3,113
Tax credits	5,675	2,851
Stock compensation	529	177
Amortization	191	—
Lease liability	4,675	4,941
Total deferred tax assets	44,015	23,256
Valuation allowance	(39,401)	(18,414)
Net total deferred tax assets	$4,614	$4,842
Deferred tax liabilities:
Lease right of use asset	(4,234)	(4,624)
Depreciation and amortization	(380)	(218)
Total deferred tax liabilities	$(4,614)	$(4,842)
Net deferred tax assets	$—	$—

The Company has weighed the positive and negative evidence to assess the recoverability of its deferred tax assets. Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income. After this assessment, the Company determined it was more likely than not that the Company will not realize the benefit of its deferred tax assets. As a result, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2021 and 2020 was $39.4 million and $18.4 million, respectively. For the years ended December 31, 2021 and 2020, the Company recorded an increase in the valuation allowance of $21.0 million and $14.1 million, respectively, primarily related to net operating losses and tax credits.

As of December 31, 2021, the Company had gross U.S. federal net operating loss carryforwards of $119.3 million including $117.4 million that had an indefinite carryforward period and $1.9 million that were subject to expiration at various dates through 2037. As of December 31, 2021, the Company had state net operating loss carryforwards of $109.2 million which will expire at various dates through 2041. As of December 31, 2021, the Company had U.S. federal research and development tax credit carryforwards of $3.5 million which will expire at various dates through 2041 and state research and credit carryforwards of $2.8 million which will expire at various dates through 2036. The net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

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

As of December 31, 2021 and 2020, the Company did not have any unrecognized tax benefits. Any future interest and penalties related to income tax matters would be recognized in the provision for income tax. As of December 31, 2021 and 2020, the Company did not have a balance of accrued interest and penalties related to uncertain tax positions.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to several aspects of corporate income taxes. The CARES Act did not have a significant impact on the Company’s provision for income taxes.

The Company files income tax returns in the United States and various states. As of December 31, 2021 , there were no income tax examinations in progress.

The tax years 2018 through present remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States. In addition, tax years prior to 2018 resulted in losses and the Company also generated research and development tax credits during those years. Since carryforward attributes generated in these years may be utilized in future years, years prior to 2018 may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period.

15. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2021	2020
Numerator:
Net loss	$(68,899)	$(43,337)
Cumulative dividends on redeemable convertible preferred stock	(1,228)	(5,925)
Net loss attributable to common stockholders	$(70,127)	$(49,262)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	33,433,214	213,658
Net loss per share attributable to common stockholders, basic and diluted	$(2.10)	$(230.57)

The Company’s potentially dilutive securities were redeemable convertible preferred stock and stock options. Based on the amounts outstanding at December 31, 2021 and 2020, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of December 31,
	2021	2020
Series A-1 redeemable convertible preferred stock	—	1,470,588
Series A-2 redeemable convertible preferred stock	—	7,881,965
Series B redeemable convertible preferred stock	—	9,155,810
Options to purchase common stock	5,086,792	5,084,679