Form 10-Q
period 2022-03-31
Vor Biopharma Inc.
filed 2022-05-12
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Number of shares of the registrant’s Common Stock outstanding as of May 6, 2022 was 37,598,351.

i

Note Regarding Company References

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Vor,” “Vor Bio,” “Vor Biopharma Inc.,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Vor Biopharma Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Vor Biopharma Inc.

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
•
our financial performance;
•
the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
•
our competitive position and the development of and projections relating to our competitors or our industry;
•
our estimates regarding future revenue, expenses and needs for additional financing;

•
the impact of laws and regulations; and
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. We have included important factors in this Quarterly Report on Form 10-Q, particularly in the “Summary Risk Factors” and “Risk Factors” sections, that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands, except share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$90,042	$119,801
Marketable securities	91,575	87,668
Prepaid expenses	6,474	4,836
Other current assets	2,212	2,094
Total current assets	190,303	214,399
Restricted cash equivalents	2,413	2,413
Property and equipment, net	11,767	6,853
Operating lease right-of-use assets	21,597	15,670
Other assets	8,189	3,255
Total assets	$234,269	$242,590
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,255	$1,545
Accrued liabilities	9,258	6,335
Operating lease liability	7,281	1,839
Other current liabilities	351	434
Total current liabilities	18,145	10,153
Long-term liabilities:
Operating lease liabilities—non-current	21,677	16,174
Total liabilities	39,822	26,327
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 37,501,662 and 37,375,428 shares issued and 37,336,314 and 37,174,741 outstanding as of March 31, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	348,375	346,382
Accumulated other comprehensive loss	(1,072)	—
Accumulated deficit	(152,860)	(130,123)
Total stockholders’ equity	194,447	216,263
Total liabilities and stockholders’ equity	$234,269	$242,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Operating expenses:
Research and development	$15,280	$8,941
General and administrative	7,520	4,789
Total operating expenses	$22,800	$13,730
Loss from operations	$(22,800)	$(13,730)
Other income:
Interest income	63	7
Total other income	63	7
Net loss	$(22,737)	$(13,723)
Cumulative dividends on redeemable convertible preferred stock	—	(1,228)
Net loss attributable to common stockholders	$(22,737)	$(14,951)
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.67)
Weighted-average common shares outstanding, basic and diluted	37,293,438	22,263,994

Other comprehensive loss:
Unrealized loss on available for sale investments	(1,072)	—
Total other comprehensive loss	(1,072)	—
Comprehensive loss attributable to common stockholders	$(23,809)	$(14,951)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of Stockholders’ EQUITY (Deficit)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2021	37,174,741	$4	$346,382	$0	$(130,123)	$216,263
Issuance of common stock upon vesting and exercise of stock options	161,573	—	247	—	—	247
Stock-based compensation expense	—	—	1,746	—	—	1,746
Other comprehensive loss	—	—	—	(1,072)	—	(1,072)
Net loss	—	—	—	—	(22,737)	(22,737)
Balance at March 31, 2022	37,336,314	$4	$348,375	$(1,072)	$(152,860)	$194,447

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	20,000,000	$2	107,194,866	$42,786	124,519,220	$64,548	505,074	$1	$2,158	$(61,224)	$(59,065)
Issuance of Series B redeemable convertible preferred stock	—	—	—	—	87,259,605	45,375	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(20,000,000)	(2)	(107,194,866)	(42,786)	(211,778,825)	(109,923)	24,924,501	2	152,709	—	152,711
Issuance of common stock upon closing of initial public offering, net of offering costs and underwriter fees of $17,132	—	—	—	—	—	—	11,302,219	1	186,307	—	186,308
Issuance of common stock upon vesting and exercise of stock options	—	—	—	—	—	—	38,216	—	65	—	65
Stock-based compensation expense	—	—	—	—	—	—	—	—	891	—	891
Net loss	—	—	—	—	—	—	—	—	—	(13,723)	(13,723)
Balance at March 31, 2021	—	$—	—	$—	—	$—	36,770,010	$4	$342,130	$(74,947)	$267,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(22,737)	$(13,723)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	426	311
Non-cash lease expense	920	322
Stock-based compensation	1,746	891
Other	65	—
Changes in operating assets and liabilities:
Operating lease liability	(727)	(16)
Prepaid expenses and other current assets	(1,740)	(3,131)
Accounts payable and accrued liabilities	(722)	(2,444)
Other assets	(135)	141
Net cash used in operating activities	(22,904)	(17,649)
Cash flow from investing activities
Purchases of marketable securities	(5,044)	—
Purchases of property and equipment	(2,011)	(1,171)
Net cash used in investing activities	(7,055)	(1,171)
Cash flow from financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	45,375
Proceeds from the issuance of common stock upon closing of initial public offering, net of underwriter fees	—	189,199
Payment of initial public offering costs	—	(1,744)
Proceeds from stock option exercises	200	18
Net cash provided by financing activities	200	232,848
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(29,759)	214,028
Cash, cash equivalents and restricted cash equivalents, beginning of period	$122,214	$50,098
Cash, cash equivalents and restricted cash equivalents, end of period	$92,455	$264,126
Supplemental disclosure of non-cash activities
Lease incentive paid by the landlord on behalf of the Company	$1,509	$—
Operating right-of-use assets and operating lease liability recorded upon lease commencement	$6,266	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$3,539	$149
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$—	$152,711
Deferred offering costs in accounts payable and accrued expenses	$—	$471

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Cash and cash equivalents	$90,042	$262,567
Restricted cash equivalents	2,413	1,559
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$92,455	$264,126

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

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents and marketable securities at March 31, 2022 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies in developing the estimates and assumptions that are used in the preparation of the condensed consolidated financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: estimating the fair value of the Company’s common stock (prior to its initial public offering); accrued expenses and research and development expenses.

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

The accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

During the three months ended March 31, 2022, other than the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as discussed below, and addition of the cloud computing arrangement accounting policy, there have been no changes to the Company’s significant accounting policies as described in the 2021 Annual Report.

Measurement of Credit Losses

For financial assets measured at fair value through other comprehensive loss, the Company must record an allowance for credit losses at the end of each reporting period in the condensed consolidated statement of operations. When developing an estimate of expected credit losses on financial assets, the Company will consider available information relevant to assessing the collectability of cash flows. This information may include internal information, external information, or a combination of both, relating to past events, current conditions, and reasonable and supportable forecasts for financial asset pools.

The Company’s investment in corporate bonds and U.S. treasury securities, reported as available-for-sale investments, and the associated accrued interest reported as other current assets on the condensed consolidated balance sheets, is the only financial asset pool. The financial asset pool was determined by the type of financial asset instrument and its credit quality. Management does not expect a credit loss with this financial asset pool and determined an allowance was not required based on the issuers' current high quality credit ratings and the lack of default history on its obligations.

Cloud Computing Arrangements

The Company capitalizes implementation costs for cloud computing arrangement service contracts. The Company’s cloud computing arrangements relate to its enterprise resource planning and manufacturing software. These assets are classified as software and included in property and equipment, net in the consolidated balance sheets and are amortized on a straight-line basis over their assessed useful life beginning when the contract is ready for its intended use. The estimated useful lives of these assets is three years and are subject to the Company’s existing Impairment of Long-Lived Assets accounting policy as described in the 2021 Annual Report.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which has been subsequently amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-03 (“ASU 2016-13”). This standard requires that credit losses be recorded using an expected losses model rather than the incurred losses model that was previously used and establishes additional credit risk disclosures associated with financial assets. The adoption of this standard on January 1, 2022, did not have a significant impact on the Company’s financial statements.

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by contractual maturity are as follows:

	March 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate bonds	$7,577	$—	$(26)	$7,551
U.S. Treasuries	55,097	—	(525)	54,572
Maturing after one year through five years
Corporate bonds	5,005	—	(84)	4,921
U.S. Treasuries	24,968	—	(437)	24,531
Total	$92,647	$—	$(1,072)	$91,575

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate bonds	$7,603	$—	$—	$7,603
U.S. Treasuries	30,119	—	—	30,119
Maturing after one year through five years
Corporate bonds	5,006	—	—	5,006
U.S. Treasuries	44,940	—	—	44,940
Total	$87,668	$—	$—	$87,668

The unrealized losses of the Company’s marketable securities above were a result of market interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par value. The Company’s intent is to hold the investments until their maturity and any change in fair value that is not credit related is recognized as an other comprehensive income (loss), net of applicable taxes. A credit-related impairment is recognized as an allowance to the balance sheet with a corresponding adjustment to earnings. The Company did not recognize any credit losses related to marketable securities for the three months ended March 31, 2022.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$58,406	$—	$—	$58,406
Marketable securities
Corporate bonds	—	12,472	—	12,472
U.S. Treasuries	—	79,103	—	79,103
Total marketable securities	—	91,575	—	91,575
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$60,819	$91,575	$—	$152,394

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$95,339	$—	$—	$95,339
Marketable securities
Corporate bonds	—	12,609	—	12,609
U.S. Treasuries	—	75,059	—	75,059
Total marketable securities	—	87,668	—	87,668
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$97,752	$87,668	$—	$185,420

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of marketable securities was determined based on observable market inputs. There were no transfers between levels from the year ended December 31, 2021.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Computer equipment and software	$880	$317
Furniture and equipment	482	108
Laboratory equipment	8,896	8,457
Leasehold improvements	55	55
Manufacturing equipment	3,405	—
Construction in progress	559	—
Total	14,277	8,937
Less: Accumulated depreciation	(2,510)	(2,084)
Property and equipment, net	$11,767	$6,853

Depreciation expense for the three months ended March 31, 2022 and 2021 was $0.4 million and $0.3 million, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Employee-related and other expenses	$2,286	$4,178
Research and development expenses	2,946	797
Professional fees	1,993	743
Property and equipment	1,556	—
Other	477	617
Total accrued liabilities	$9,258	$6,335

7. Stock-Based Compensation

Stock Incentive Plan

As of March 31, 2022, the Company had 2,548,834 shares of its common stock available for future issuance under its stock incentive plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over the remaining three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Three Months Ended March 31,
	2022	2021
Fair value of common stock	$8.58	$22.51
Expected term (in years)	6.0	6.0
Expected volatility	78.3%	79.7%
Risk-free interest rate	1.7%	0.7%
Dividend yield	—	—

During the three months ended March 31, 2022 and 2021, the Company granted stock options to purchase 1,818,298 shares and 394,934 shares of its common stock, respectively, with a weighted-average grant-date fair value of $5.84 and $15.27 per share, respectively. As of March 31, 2022, total unrecognized compensation expense related to stock options was $20.9 million, which is expected to be recognized over a weighted-average period of 2.84 years.

As of March 31, 2022, options for 165,348 shares of Company common stock with a weighted average exercise price of $1.97 were exercised and unvested. The underlying proceeds from the unvested exercises of $0.3 million is recorded in other current liabilities on the condensed consolidated balance sheet.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Research and development	$796	$449
General and administrative	950	442
Total stock-based compensation expense	$1,746	$891

8. Leases

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

The First Lease Amendment commenced for accounting purposes on January 28, 2022. The term of the First Lease Amendment is through August 2030 with approximately $8.4 million in fixed payments. There are no options to extend the First Lease Amendment.

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

For further information regarding the Company’s Cambridgepark lease, please see Note 10 to the condensed consolidated financial statements included in the 2021 Annual Report.

The elements of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating lease cost	$920	$747
Short-term lease cost	—	52
Variable lease cost	341	122
Total lease cost	$1,261	$921

Amounts reported in the condensed consolidated balances and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	March 31, 2022	December 31, 2021
Assets
Operating right-of-use assets	$21,597	$15,670
Liabilities
Operating lease liabilities, current	$7,281	$1,839
Operating lease liabilities, non-current	$21,677	$16,174
Total lease liabilities	$28,958	$18,013
Weighted Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	8.4	8.64
Weighted-average discount rate	8.7%	9.4%

The following table represents other lease activity:

	Three Months Ended March 31,
(in thousands)	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$727	$442
Right-of-use assets obtained in exchange for lease obligations	$6,377	$—

9. Significant Agreements

Since December 31, 2021, there have been no material changes to the key terms of the Company’s license agreements. For further information regarding the Company’s existing license agreements, please see Note 11 to the condensed consolidated financial statements included in the 2021 Annual Report.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Numerator:
Net loss	$(22,737)	$(13,723)
Cumulative dividends on redeemable convertible preferred stock	—	(1,228)
Net loss attributable to common stockholders	$(22,737)	$(14,951)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	37,293,438	22,263,994
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.67)

As of the three months ended March 31, 2022 and 2021, the Company’s potentially dilutive securities were stock options and unvested restricted stock. The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of March 31,
	2022	2021
Options to purchase common stock	6,341,581	5,081,678
Unvested restricted stock	165,348	359,719

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

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

We are developing our lead eHSC product candidate, VOR33, which we believe has the potential to transform the treatment for acute myeloid leukemia (“AML”) and other blood cancers. VOR33 is created by genetically modifying healthy donor HSCs in order to remove the CD33 surface target. We intend to develop VOR33 as a hematopoietic stem cell transplant product candidate to replace the standard of care in transplant settings. Our investigational new drug (“IND”) application for VOR33 in patients with AML was accepted by the U.S. Food and Drug Administration (“FDA”) in January 2021, and we have initiated and are actively recruiting for VBP101, our first-in-human Phase 1/2a trial of VOR33 in combination with Mylotarg. We anticipate initial clinical data for this trial in the second half of 2022. If successful, this trial will provide important validating evidence of the potential of VOR33 and our broader eHSC approach.

The VCAR33 programs are CAR-T therapy candidates designed to target CD33, a clinically-validated target for AML that we have licensed from the National Institutes of Health (“NIH”). VCAR33 is made up of two programs with different cell sources. The first uses autologous cells from each patient and is being studied in an ongoing Phase 1/2 clinical trial sponsored by the National Marrow Donor Program (“NMDP”) in young adult and pediatric patients with relapsed/refractory AML in a bridge-to-transplant study, which we refer to as VCAR33AUTO. The second uses allogeneic healthy donor-derived cells that we refer to as VCAR33ALLO. We plan to submit an IND for our VCAR33ALLO program in the first half of 2023 to support a Phase 1/2 clinical trial for patients with relapsed/refractory AML. The NMDP is currently evaluating VCAR33AUTO in a multi-site Phase 1/2 clinical trial in young adult and pediatric patients with relapsed/refractory AML, with initial monotherapy proof-of-concept data expected in 2022, depending on the investigator’s timing of data release. The NMDP is responsible for all aspects of the VCAR33AUTO trial, including the design of the trial, the manufacture of study product, the enrollment, dosing and follow-up of patients, the recording of trial data and the analysis of results. We did not control the preclinical development of VCAR33AUTO, which was conducted by the NIH, and we do not have rights under the license agreement to certain intellectual property, such as know-how, employed by the NMDP in manufacturing study product or conducting its clinical trial, however, the NMDP has permitted us to cross-reference its IND for this trial in future IND applications that we may submit with the FDA.

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

Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates, and component materials, building out our internal clinical manufacturing facility, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through March 31, 2022, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of $344.0 million.

We have incurred significant operating losses since inception, including net losses of $22.7 million for the three months ended March 31, 2022, and $68.9 million for the year ended December 31, 2021. As of March 31, 2022, we had an accumulated deficit of $152.9 million.

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $181.6 million. We expect that our existing cash, cash equivalents and marketable securities at March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023.

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

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, costs, and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates. There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report other than those described in Note 2 of the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Other Income

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and marketable securities held at financial institutions.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Operating expenses:
Research and development	$15,280	$8,941	$6,339
General and administrative	7,520	4,789	2,731
Total operating expenses	22,800	13,730	9,070
Loss from operations	(22,800)	(13,730)	(9,070)
Other income:
Interest income	63	7	56
Total other income	63	7	56
Net loss and comprehensive loss	$(22,737)	$(13,723)	$(9,014)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2022	2021	Change
External expenses	$6,504	$3,409	$3,095
Internal expenses:
Personnel expenses (including stock-based compensation)	6,959	4,318	2,641
Facilities and other expenses	1,817	1,214	603
Total research and development expenses	$15,280	$8,941	$6,339

Research and development expenses were $15.3 million for the three months ended March 31, 2022 compared to $8.9 million for the three months ended March 31, 2021. The increase of $6.4 million was primarily due to increases of external preclinical studies, research consulting fees, and laboratory supplies costs of $2.5 million and clinical program and process development costs of $0.6 million, personnel costs of $2.7 million primarily attributable to an increase in employee headcount to support the growth of our research and development efforts and an increase of $0.6 million in facilities and other expenses primarily due to increases in rent and depreciation expense.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the three months ended March 31, 2022, compared to $4.8 million for the three months ended March 31, 2021. The increase of $2.7 million was primarily due to an increase of $1.7 million in personnel costs attributable to increased employee headcount, an increase of $0.5 million in professional fees primarily attributable to increases in use of consultants and in insurance premiums and an increase of $0.5 million in facilities and other expenses primarily due to increases in rent expense and purchases of office equipment and supplies.

Other Income

Other income increased by $56 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in interest income was due to increases in interest received from our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of $344.0 million as of March 31, 2022.

In order to fund our future operations, including our planned clinical trials, on March 14, 2022, we filed a universal shelf registration statement (the “Shelf Registration Statement”), which will provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. The Shelf Registration Statement was declared effective by the Securities and Exchange Commission on March 18, 2022. We believe that our Shelf Registration Statement will provide us with the flexibility to raise additional capital to finance our operations as needed. We may offer additional securities under our Shelf Registration Statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. In March 2022, we entered into an open market sale agreement (the “Sale Agreement”), with Jefferies LLC (“Jefferies”), as the sales agent, pursuant to which we may from time to time, issue and sell common stock with an aggregate value of up to $125.0 million in an at-the-market offering (the “ATM Facility”). Jefferies is acting as the sole sales agent for any sales made under the Sale Agreement for a commission up to 3% on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sale Agreement will continue until all shares available under the Sale Agreement have been sold.

Cash Requirements

As of March 31, 2022, there was no material changes in our short-term and long-term cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report, except for those described below in “Contractual Obligations and Other Commitment”.

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $181.6 million. We will need to raise additional capital in the future to fund our future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

We expect that our existing cash, cash equivalents and marketable securities at March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, investor and public relations, regulatory, tax-related, director and officer insurance premiums, investor relations and other expenses that we did not incur as a private company. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any product candidate for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for at least several years, if ever.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of our equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of our equity or convertible debt securities, including through the use of our ATM Facility, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements that, have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(22,904)	$(17,649)
Net cash used in investing activities	(7,055)	(1,171)
Net cash provided by financing activities	200	232,848
Net increase in cash, cash equivalents and restricted cash equivalents	$(29,759)	$214,028

Operating Activities

Net cash used in operating activities was $22.9 million for the three months ended March 31, 2022, reflecting a net loss of $22.7 million and net cash use of $3.3 million for operating assets and liabilities, that were partially offset by non-cash charges of $3.1 million. The change in our net operating assets and liabilities was due to an increase in prepaid expenses and other current assets of $1.8 million, a decrease in operating lease liabilities of $0.7 million, a decrease in accounts payable and accrued expense of $0.7 million and an increase in other assets of $0.1 million. The non-cash charges primarily consisted of stock-based compensation expense of $1.7 million, non-cash lease expense of $0.9 million and depreciation expense of $0.4 million.

Net cash used in operating activities was $17.6 million for the three months ended March 31, 2021, reflecting a net loss of $13.7 million and net cash used of $5.5 million for operating assets and liabilities, that were partially offset by non-cash charges of $1.5 million. The change in our net operating assets and liabilities was primarily due to increases in prepaid expenses and other current assets of $3.1 million and a decrease in accounts payable and accrued expenses of $2.4 million. The non-cash charges primarily consisted of stock-based compensation expense of $0.9 million, non-cash lease expense of $0.3 million and depreciation expense of $0.3 million.

The $5.3 million increase in net cash used in operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to an increase in operating expenses as a result of our increased efforts identifying product candidates and advancing the development of VOR33, including increased personnel costs related to our increased employee headcount.

Investing Activities

Net cash used in investing activities was $7.1 million for the three months ended March 31, 2022, which consisted of purchases of $5.1 million of marketable securities and $2.0 million of property and equipment. Net cash used in investing activities was $1.2 million for the three months ended March 31, 2021, which consisted primarily of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2022, which consisted of proceeds from stock option exercises. Net cash provided by financing activities was $232.8 million for the three months ended March 31, 2021, which consisted of proceeds of $45.4 million received from the sale and issuance of shares of our preferred stock and net proceeds of $187.5 million from our initial public offering.

Contractual Obligations and Other Commitments

During the three months ended March 31, 2022, there was an $8.4 million increase in contractual obligations and commitments from that described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2021 Annual Report relating to commencement of the first amendment to our primary lease for our corporate headquarters in Cambridge, Massachusetts, of which $0.9 million is due during the next 12 months. We have excluded from our condensed consolidated balance sheet $21.9 million of fixed payments related to a second amendment to that same lease, as it has not yet commenced for accounting purposes. For further information on these lease amendments, please see Note 8 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

There are no new significant recent accounting pronouncements which may materially impact our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our exposure to money market funds, corporate debt and U.S. Treasury securities in our cash equivalents and marketable security balances. Interest income is sensitive to changes in the general level of interest rates. However, due to the short-term maturities of our cash equivalents and marketable securities, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial statements.

As of March 31, 2022 and December 31, 2021, we had no debt outstanding and therefore were not exposed to related interest rate risk.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have not generated any revenue and have incurred significant operating losses. For the three months ended March 31, 2022 and year ended December 31, 2021, our net loss was $22.7 million and $68.9 million, respectively. As of March 31, 2022, we had an accumulated deficit of $152.9 million. We have financed our operations primarily through the sale of our capital stock. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of VOR33 in acute myeloid leukemia (“AML”), advance our VCAR33 programs through clinical development, initiate clinical development of the VOR33 in combination or in sequence with VCAR33ALLO as a targeted therapeutic, which we refer to as the VOR33 + VCAR33 Treatment System, and otherwise continue to advance our research programs in support of our pipeline. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. In addition, we expect to continue to incur significant additional costs associated with operating as a public company this year and in future years. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

As of March 31, 2022, our cash, cash equivalents and marketable securities were $181.6 million. We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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
•
the costs of expanding our facilities, including the ongoing development of our internal clinical manufacturing capabilities at our headquarters;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, government or private party grants, debt financings, collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, including through the use of our at-the-market facility, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends and possibly other restrictions.

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

We are an early-stage company. We were founded in December 2015 and commenced operations in February 2016. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying product candidates and undertaking studies. VOR33 is in the early stages of a Phase 1/2a clinical trial, we have not yet submitted an Investigational New Drug (“IND”) application for our VCAR33ALLO program and our other programs are still in the preclinical or research stage. The risk of failure for these activities is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

•
the efficacy, safety and tolerability profiles that are satisfactory to the FDA, the EMA or any comparable foreign regulatory authority for marketing approval;
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

Furthermore, the IND for the T cell therapy candidate using the same CAR construct as VCAR33ALLO, which we refer to as VCAR33AUTO, is currently held, and this clinical trial is currently sponsored, by the NMDP. As such, the NMDP is responsible for all aspects of this trial, including the design of the trial, the manufacture of study product, the enrollment, dosing and follow-up of patients, the recording of trial data and the analysis of results. We also did not control the preclinical development of this T cell therapy candidate, which was conducted by the National Institutes of Health (“NIH”), and we do not have rights under the license agreement to certain intellectual property, such as know-how, employed by the NMDP in manufacturing study product or conducting its clinical trial. We have received the right to cross reference the NMDP’s IND for this T cell therapy candidate in any future IND application we may make with the FDA. In the event we cross-reference these trial results, we will be required to demonstrate that our VCAR33ALLO is comparable to the T cell therapy studied in the NMDP trial, which will require us to show that our manufacturing processes and construct release specifications are sufficiently comparable to those employed in the NMDP trial. While we do not believe that we need to demonstrate comparability of our VCAR33ALLO candidate since we intend to rely on initial clinical data from our VCAR33ALLO program, if the FDA disagrees, we may have to demonstrate comparability. If we have to determine comparability, we expect the FDA to evaluate whether and to what extent any changes in our process and specifications are likely to have an adverse effect on the quality, safety and efficacy of VCAR33 in comparison to the T cell therapy studied in the NMDP trial. We may be unable to establish the comparability of the product candidate investigated under the NMDP IND and our IND for VCAR33ALLO in the event of manufacturing changes, or the FDA or other regulatory authorities may otherwise disagree with the sufficiency of our right of reference to the preclinical, manufacturing or clinical data generated by the NMDP’s trial or our interpretation of preclinical, manufacturing or clinical data from this trial. If so, regulatory authorities may require us to obtain and submit additional preclinical, manufacturing or clinical data before we may initiate further clinical trials and/or obtain any regulatory approvals. For example, we may be required to conduct additional preclinical toxicology studies, requalify manufacturing processes or conduct further clinical investigation of VCAR33ALLO before advancing our VCAR33ALLO program.

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

In addition, genome engineering technology is subject to public debate and heightened regulatory scrutiny due to ethical concerns relating to the application of genome engineering technology to human embryos or the human germline. For example, in the United States, germline alteration for clinical application has been expressly prohibited since enactment of a December 2015 FDA ban on such activity. Prohibitions are also in place in the United Kingdom, across most of Europe, in China and many other countries around the world. In the United States, the NIH has announced that the agency would not fund any use of gene engineering technologies in human embryos, noting that there are multiple existing legislative and regulatory prohibitions against such work, including the Dickey-Wicker Amendment, which prohibits the use of appropriated funds for the creation of human embryos for research purposes or for research in which human embryos are destroyed.

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

There is significant uncertainty related to third-party coverage and reimbursement of eHSCs. For example, effective for cost reporting periods beginning on or after October 1, 2020, under the Medicare Hospital Inpatient Prospective Payment Systems (“IPPS”), Medicare payment to the hospital for hematopoietic stem cell acquisition, including the preparation and processing of stem cells derived from peripheral blood, will be made on a reasonable cost basis. We believe that this new rule may also apply to eHSC products. Alternatively, we may apply for Medicare’s New Technology Add-on Payment (“NTAP”) designation for our eHSC product candidates, which, if approved, may allow for temporary reimbursement for new cell therapies above the standard Medicare Severity Diagnosis-Related Group payment amount under IPPS. NTAP will only be available for our product candidates, if approved, if we submit a timely and complete application and the Centers for Medicare & Medicaid Services (“CMS”) determines that our product candidates meet the eligibility requirements of NTAP, including, among other criteria, demonstrating a substantial clinical improvement relative to services or technologies previously available. We also believe that, for patients covered by commercial insurance, reimbursement will be based on a case rate methodology with possible provisions for separate payments for new therapies, such as eHSC. However, we cannot be certain that our eHSCs would qualify for these carveouts or other reimbursement avenues for new therapies. We also may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If coverage and reimbursement are not available, or are available only at limited levels, we may not be able to successfully commercialize a product candidate. Even if coverage is provided, the approved reimbursement amount may not be adequate to realize a sufficient return on our investment. Further, even if favorable coverage and reimbursement status is attained for one or more product candidates for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell any product candidates will be harmed.

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

Our product candidates consist, and any other eHSC or CAR-T or other cell-based targeted therapeutics we may develop will consist, of genetically engineered human cells, and the process of manufacturing such product candidates is complex, concentrated with a limited number of suppliers, highly regulated and subject to numerous risks. Manufacturing such product candidates involves harvesting cells from a donor or from the patient, altering the cells ex vivo using genome engineering technology, cryopreservation, storage and eventually shipment and infusing the cell product into the patient’s body. Our manufacturing process will be susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with the collection of starting material from the donor, shipping such material to the manufacturing site, shipping the final product back to the clinical trial recipient, preparing the product for administration, infusing the patient with the product, manufacturing issues or different product characteristics resulting from the differences in donor starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth and variability in product characteristics. Our manufacturing process, like that of a number of other cell therapy companies, is also characterized by limited numbers of suppliers, and in some cases sole source suppliers, with the manufacturing capabilities and know-how to create or source the materials, such as donor marrow cells and electroporation machines, used in our cell manufacturing. While we pursue multiple sources for the critical components of our manufacturing process, we may not be successful in securing these additional sources at all or on a timely basis. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in any of the manufacturing facilities in which products or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, because VOR33 and VCAR33ALLO are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the donor or patient to the manufacturing facility, through the manufacturing process and back to the clinical trial recipient. Maintaining a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product or regulatory action, including withdrawal of our products from the market. Any failure in the foregoing processes could render a batch of product unusable, could affect the regulatory approval of such product candidate, could cause us to incur fines or penalties or could harm our reputation and that of our product candidates.

We may make changes to our manufacturing process for various reasons, such as to control costs, achieve scale, decrease processing time, increase manufacturing success rate or for other reasons. Changes to our process made during the course of clinical development could require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. Other changes to our manufacturing process made before or after commercialization could require us to show the comparability of the resulting product to the product candidate used in the clinical trials using earlier processes. Such showings could require us to collect additional nonclinical or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If such data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

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

Although we are building and developing internal GMP manufacturing capabilities to produce supplies of our cell-based therapies for our clinical trials, in order to conduct clinical trials of our product candidates, we may need to work with third-party manufacturers to manufacture them in sufficient quantities if we are not able to produce sufficient quantities on our own. We, or our manufacturing partners or our third-party collaborators, may be unable to successfully increase the manufacturing capacity of our product candidates in a timely or cost-effective manner, or at all. We expect that each lot of VOR33 and VCAR33ALLO will need to be manufactured for a specific individual patient, and each lot will need to be individually tested and released for that patient. As a result, we may experience limited production capacity and be unable to meet the need of all patients who could benefit from treatment, if approved. In addition, quality issues may arise during scale-up activities. If we or our manufacturing partners or collaborators are unable to successfully scale up the manufacture of our current or future product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

The patent application, prosecution, and enforcement processes are subject to numerous risks and uncertainties, and there can be no assurance that we, our licensors, or any of our current or future collaborators will be successful in protecting our product candidates by obtaining, defending, and/or asserting patent rights. These risks and uncertainties include the following:

•
the U.S. Patent and Trademark Office (the “USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;
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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our owned and licensed patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party submission of prior art to the USPTO or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivation proceedings, ex parte reexaminations, inter partes review, supplemental examinations, or interference proceedings or challenges in district court, in the United States or in various foreign patent offices, including both national and regional, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of the patent or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, or in denial of the patent application or loss or reduction in the scope of one or more claims of the patent application, any of which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

Issued patents that we have or may obtain or license may not provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may also seek approval to market their own products similar to or otherwise competitive with our products. Alternatively, our competitors may seek to market generic versions of any approved products, for example, by submitting a Section 351(k) Biologics License Application (”BLA”) to the FDA, or pursue similar strategies in the United States or other jurisdictions, in which they claim that patents owned or licensed by us are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Numerous patents and patent applications directed to genome engineering technology have been filed by third parties. For example, we are aware of a number of patents and patent applications by the University of California, the University of Vienna, and Emmanuelle Charpentier; the Broad Institute, Inc.; the Massachusetts Institute of Technology; the Presidents and Fellows of Harvard College; Sigma-Aldrich Co.; Novartis AG; Vilnius University; Agilent Technologies, Inc.; Cellectis; Sangamo Therapeutics, Inc; The Trustees of Princeton University; Miltenyi Biotec GmbH (“Miltenyi”); Amgen Research (Munich) GmbH; and the University of Pennsylvania, among others. The intellectual property space related to genome engineering, particularly with respect to CRISPR-Cas9, is highly complex and still unsettled. For example, certain CRISPR-Cas9 patents of various parties previously mentioned above are currently subject to interference proceedings before the USPTO and opposition proceedings before the European Patent Office. It is uncertain when and how the USPTO as well as the European Patent Office will decide in the various proceedings, and the decisions of the respective patent offices may significantly affect the scope or may deny the validity of the respective patents involved in these proceedings. At the time we attempt to obtain a license to genome engineering technology, including to CRISPR-Cas9 technology, it may be unclear which parties own the rights to this technology, and we may be required to obtain licenses from more than one party, or from different parties in different parts of the world. In certain scenarios, it may also be difficult or impossible, at least for a certain time, to identify whether a license, if available at all, would convey sufficient intellectual property rights to us that would allow us to avoid third-party claims of intellectual property infringement, misappropriation or other violations.

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
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, also imposes obligations, including mandatory contractual terms, certain covered healthcare providers, health plans, and healthcare clearinghouses and their respective business associates and covered subcontractors that perform services for them that involve the use, or disclosure of, individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
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

Federal and state governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, waivers from Medicaid drug rebate law requirements, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. The private sector has also sought to control healthcare costs by limiting coverage or reimbursement or requiring discounts and rebates on products. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost containment measures could significantly decrease the available coverage and the price we might establish for our potential products, which would have an adverse effect on our net revenues and operating results.

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

We are highly dependent on Robert Ang, M.B.B.S., M.B.A., our Chief Executive Officer, as well as the other principal members of our management and scientific teams. Dr. Ang and such other principal members are employed “at will,” meaning we or they may terminate the employment at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives. Additionally, we are actively trying to fill the role of Chief Medical Officer in light of our Chief Medical Officer’s resignation, effective as of May 6, 2022, and any inability to fill this position in an expedient manner may have a material adverse effect on our business.

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

Our stock price is, and is likely to continue to be, volatile. For example, our stock traded within a range of a high price of $63.62 and a low price of $5.02 per share for the period of February 5, 2021, our first day of trading on the Nasdaq Global Select Market, through April 29, 2022. As a result of volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will be an emerging growth company during this year and may remain an emerging growth company until 2026. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and being permitted to provide only two years of audited financial statements. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. For example, we did not include all of the executive compensation related information in our periodic reports, proxy statements and registration statements that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Pursuant to SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting, but while we remain an emerging growth or a smaller reporting company with less than $100 million in annual revenue, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with SOX Section 404 and achieve compliance within the prescribed period for the attestation report by our independent registered public accounting firm, we have and will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Registered Securities

On February 9, 2021, we closed our initial public offering of 11,302,219 shares of our common stock, including 1,474,202 shares of our common stock pursuant to the full exercise by the underwriters of an option to purchase additional shares, at a public offering price of $18.00 per share for aggregate offering proceeds of approximately $203.4 million (the “IPO”). The offer and sale of all of the shares in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-252175), which was declared effective by the SEC on February 4, 2021, and a registration statement on Form S-1 (File No. 333-252766), which was deemed effective on February 5, 2021. Goldman Sachs & Co. LLC, Evercore Group L.L.C., Barclays Capital Inc. and Stifel, Nicolaus & Company, Incorporated acted as the lead book-running managers and representatives of the underwriters. The offering commenced on February 5, 2021 and did not terminate until the sale of all of the shares offered.

We received aggregate net proceeds from the IPO of $186.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

As of March 31, 2022, we have used $4.0 million of the net proceeds from our IPO primarily to fund the development of VOR33, the development of VCAR33ALLO, VCAR33AUTO and VOR33 + VCAR33 Treatment System, and continued expansion of our platform technology, including to advance the research and development of additional eHSC and internal CAR-T programs, as well as for working capital and general corporate purposes.

We have invested the remaining net proceeds from the offering in a variety of capital preservation investments, including short-term investment grade interest bearing instruments and U.S. government securities. There has been no material change in our planned use of the net proceeds from the offering as described in the final prospectus for our IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans
January 1, 2022 to January 31, 2022	7,660 (1)	$1.36	—
February 1, 2022 to February 28, 2022	—	—	—
March 1, 2022 to March 31, 2022	—	—	—
Total	7,660		—

___________________

(1)
Represents shares of unvested common stock that were repurchased by us from a former employee. We repurchased the shares from the former employee at the original exercise price.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.1	Open Market Sale AgreementSM, dated March 14, 2022, between the Registrant and Jefferies LLC	S-3	333-263541	1.2	March 14, 2022
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

X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL.

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

VOR BIOPHARMA INC.

Date: May 12, 2022	By:	/s/ Robert Ang
Robert Ang President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Nathan Jorgensen
Nathan Jorgensen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)