Form 10-Q
period 2022-06-30
Vor Biopharma Inc.
filed 2022-08-11
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Number of shares of the registrant’s Common Stock outstanding as of August 5, 2022 was 38,056,306.

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
•
the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, our product candidates for any indication;
•
the impacts of the COVID-19 pandemic, which could continue to adversely impact our business, including our preclinical studies and clinical trials;
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
•
our ability to identify, recruit and retain key personnel, including executive officers and members of management;
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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we

ii

expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. You should refer to the “Summary Risk Factors” and “Part I, Item 1A. Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of material factors that may cause our actual results or events to differ materially from those expressed or implied by our forward-looking statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands, except share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$62,952	$119,801
Marketable securities	88,136	87,668
Prepaid expenses	5,467	4,836
Other current assets	2,288	2,094
Total current assets	158,843	214,399
Restricted cash equivalents	2,413	2,413
Property and equipment, net	14,832	6,853
Operating lease right-of-use assets	46,142	15,670
Other assets	2,385	3,255
Total assets	$224,615	$242,590
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,268	$1,545
Accrued liabilities	6,286	6,335
Operating lease liabilities	4,429	1,839
Other current liabilities	279	434
Total current liabilities	12,262	10,153
Long-term liabilities:
Operating lease liabilities—non-current	37,379	16,174
Total liabilities	49,641	26,327
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 37,644,288 and 37,375,428 shares issued and 37,506,236 and 37,174,741 outstanding as of June 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	350,815	346,382
Accumulated other comprehensive loss	(1,326)	—
Accumulated deficit	(174,519)	(130,123)
Total stockholders’ equity	174,974	216,263
Total liabilities and stockholders’ equity	$224,615	$242,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Operating expenses:
Research and development	$15,333	$12,970	$30,613	$21,911
General and administrative	6,459	5,410	13,979	10,199
Total operating expenses	$21,792	$18,380	$44,592	$32,110
Loss from operations	$(21,792)	$(18,380)	$(44,592)	$(32,110)
Other income:
Interest income	133	10	196	17
Total other income	133	10	196	17
Net loss	$(21,659)	$(18,370)	$(44,396)	$(32,093)
Cumulative dividends on redeemable convertible preferred stock	—	—	—	(1,228)
Net loss attributable to common stockholders	$(21,659)	$(18,370)	$(44,396)	$(33,321)
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.50)	$(1.19)	$(1.13)
Weighted-average common shares outstanding, basic and diluted	37,437,063	36,843,087	37,365,647	29,593,814

Other comprehensive loss:
Unrealized loss on available for sale investments	(254)	—	(1,326)	—
Total other comprehensive loss	(254)	—	(1,326)	—
Comprehensive loss attributable to common stockholders	$(21,913)	$(18,370)	$(45,722)	$(33,321)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of redeemable convertible preferred stock and stockholders’ EQUITY (Deficit)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2021	37,174,741	$4	$346,382	$0	$(130,123)	$216,263
Issuance of common stock upon vesting and exercise of stock options	161,573	—	247	—	—	247
Stock-based compensation expense	—	—	1,746	—	—	1,746
Other comprehensive loss	—	—	—	(1,072)	—	(1,072)
Net loss	—	—	—	—	(22,737)	(22,737)
Balance at March 31, 2022	37,336,314	$4	$348,375	$(1,072)	$(152,860)	$194,447
Issuance of common stock upon vesting and exercise of stock options	74,358	—	146	—	—	146
Issuance of common stock from open market sales agreement	95,564	—	553	—	—	553
Stock-based compensation expense	—	—	1,741	—	—	1,741
Other comprehensive loss	—	—	—	(254)	—	(254)
Net loss	—	—	—	—	(21,659)	(21,659)
Balance at June 30, 2022	37,506,236	$4	$350,815	$(1,326)	$(174,519)	$174,974

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	20,000,000	$2	107,194,866	$42,786	124,519,220	$64,548	505,074	$1	$2,158	$(61,224)	$(59,065)
Issuance of Series B redeemable convertible preferred stock	—	—	—	—	87,259,605	45,375	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(20,000,000)	(2)	(107,194,866)	(42,786)	(211,778,825)	(109,923)	24,924,501	2	152,709	—	152,711
Issuance of common stock upon closing of initial public offering, net of offering costs and underwriter fees of $17,132	—	—	—	—	—	—	11,302,219	1	186,307	—	186,308
Issuance of common stock upon vesting and exercise of stock options	—	—	—	—	—	—	38,216	—	65	—	65
Stock-based compensation expense	—	—	—	—	—	—	—	—	891	—	891
Net loss	—	—	—	—	—	—	—	—	—	(13,723)	(13,723)
Balance at March 31, 2021	—	$—	—	$—	—	$—	36,770,010	$4	$342,130	$(74,947)	$267,187
Issuance of common stock upon vesting and exercise of stock options	—	—	—	—	—	—	115,362	—	224	—	224
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,067	—	1,067
Net loss	—	—	—	—	—	—	—	—	—	(18,370)	(18,370)
Balance at June 30, 2021	—	$—	—	$—	—	$—	36,885,372	$4	$343,421	$(93,317)	$250,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(44,396)	$(32,093)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,001	665
Non-cash lease expense	2,512	1,504
Stock-based compensation	3,487	1,958
Other	120	4
Changes in operating assets and liabilities:
Operating lease liability	(8,238)	(1,141)
Prepaid expenses and other current assets	(728)	(4,064)
Accounts payable and accrued liabilities	(1,473)	(762)
Other assets	(181)	(285)
Net cash used in operating activities	(47,896)	(34,214)
Cash flow from investing activities
Purchases of marketable securities	(5,044)	(75,122)
Proceed from maturities of marketable securities	3,130	—
Purchases of property and equipment	(7,843)	(2,090)
Net cash used in investing activities	(9,757)	(77,212)
Cash flow from financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	45,375
Proceeds from the issuance of common stock upon closing of initial public offering, net of underwriter fees	—	189,199
Payment of initial public offering costs	—	(2,215)
Proceeds from the issuance of common stock from open market sales agreement	504	—
Proceeds from stock option exercises	300	44
Net cash provided by financing activities	804	232,403
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(56,849)	120,977
Cash, cash equivalents and restricted cash equivalents, beginning of period	$122,214	$50,098
Cash, cash equivalents and restricted cash equivalents, end of period	$65,365	$171,075
Supplemental disclosure of non-cash activities
Lease incentive paid by the landlord on behalf of the Company	$7,927	$—
Operating right-of-use assets and operating lease liability recorded upon lease commencement	$23,376	$35
Purchases of property and equipment in accounts payable and accrued liabilities	$1,331	$142
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$—	$152,711

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Cash and cash equivalents	$62,952	$169,516
Restricted cash equivalents	2,413	1,559
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$65,365	$171,075

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

Risks and Uncertainties

The Company is subject to a number of risks common to development stage companies in the biotechnology industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, dependence on key personnel, protection of proprietary technology, reliance on third party organizations, risks of obtaining regulatory approval for any product candidate that it may develop, development by competitors of technological innovations, compliance with government regulations, the impact of the COVID-19 pandemic, including impacts related to the variants of the virus, geopolitical tensions, adverse macroeconomic conditions and the need to obtain additional financing.

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents and marketable securities at June 30, 2022 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

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

During the six months ended June 30, 2022, other than the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as discussed below, and addition of the cloud computing arrangement accounting policy, there have been no changes to the Company’s significant accounting policies as described in the 2021 Annual Report.

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

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by contractual maturity are as follows:

	June 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate bonds	$9,436	$—	$(110)	$9,326
U.S. Treasuries	80,026	—	(1,216)	78,810
Total	$89,462	$—	$(1,326)	$88,136

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate bonds	$7,603	$—	$—	$7,603
U.S. Treasuries	30,119	—	—	30,119
Maturing after one year through five years
Corporate bonds	5,006	—	—	5,006
U.S. Treasuries	44,940	—	—	44,940
Total	$87,668	$—	$—	$87,668

The unrealized losses of the Company’s marketable securities above were a result of market interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par value. The Company’s intent is to hold the investments until their maturity and any change in fair value that is not credit related is recognized as other comprehensive income (loss), net of applicable taxes. A credit-related impairment is recognized as an allowance to the balance sheet with a corresponding adjustment to earnings. The Company did not recognize any credit losses related to marketable securities for the six months ended June 30, 2022.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$61,952	$—	$—	$61,952
Marketable securities
Corporate bonds	—	9,326	—	9,326
U.S. Treasuries	—	78,810	—	78,810
Total marketable securities	—	88,136	—	88,136
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$64,365	$88,136	$—	$152,501

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$95,339	$—	$—	$95,339
Marketable securities
Corporate bonds	—	12,609	—	12,609
U.S. Treasuries	—	75,059	—	75,059
Total marketable securities	—	87,668	—	87,668
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$97,752	$87,668	$—	$185,420

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of marketable securities was determined based on observable market inputs. There were no transfers between levels from the year ended December 31, 2021.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Computer equipment and software	$1,715	$317
Laboratory equipment	9,540	8,457
Manufacturing equipment	4,861	—
Other	567	163
Construction in progress	1,234	—
Total	17,917	8,937
Less: Accumulated depreciation	(3,085)	(2,084)
Property and equipment, net	$14,832	$6,853

Depreciation expense for the three and six months ended June 30, 2022 was $0.6 million and $1.0 million, respectively, and for the three and six months ended June 30, 2021 was $0.4 million and $0.7 million, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Employee-related and other expenses	$2,609	$4,178
Research and development expenses	2,012	797
Professional fees	1,321	743
Property and equipment	255	—
Other	89	617
Total accrued liabilities	$6,286	$6,335

7. Stock-Based Compensation

Stock Incentive Plan

As of June 30, 2022, the Company had 1,909,837 shares of its common stock available for future issuance under its stock incentive plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over the remaining three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value of common stock	$4.37	$23.38	$8.30	$22.66
Expected term (in years)	5.6	6.1	6.0	6.0
Expected volatility	79.8%	79.7%	78.4%	79.7%
Risk-free interest rate	3.4%	1.1%	1.8%	0.8%
Dividend yield	—	—	—	—

During the six months ended June 30, 2022 and 2021, the Company granted stock options to purchase 1,948,264 shares and 478,434 shares of its common stock, respectively, with a weighted-average grant-date fair value of $5.65 and $15.40 per share, respectively. As of June 30, 2022, total unrecognized compensation expense related to stock options was $17.3 million, which is expected to be recognized over a weighted-average period of 2.58 years.

As of June 30, 2022, options for 138,052 shares of Company common stock with a weighted average exercise price of $2.02 were exercised and unvested. The underlying proceeds from the unvested exercises of $0.3 million is recorded in other current liabilities on the condensed consolidated balance sheet.

Restricted Stock Units

During the six months ended June 30, 2022, the Company granted 1,040,500 restricted stock units with a weighted average grant date fair value of $6.00 per share. As of June 30, 2022, total unrecognized compensation expense related to restricted stock units was $6.1 million, which is expected to be recognized over a weighted-average period of 0.98 years. The Company did not grant any restricted stock units during the six months ended June 30, 2021.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$909	$542	$1,705	$991
General and administrative	832	525	1,782	967
Total stock-based compensation expense	$1,741	$1,067	$3,487	$1,958

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

The First Lease Amendment and Second Lease Amendment commenced for accounting purposes on January 28, 2022 and April 29, 2022, respectively. The terms of the Lease Amendments are through September 2030 for approximately $8.4 million and $22.3 million in fixed payments for the First Lease Amendment and Second Lease Amendment, respectively. There are no options to extend the Lease Amendments.

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

For further information regarding the Company’s Cambridgepark lease, please see Note 10 to the consolidated financial statements included in the 2021 Annual Report.

The elements of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,592	$757	$2,512	$1,504
Short-term lease cost	—	—	—	52
Variable lease cost	301	312	642	434
Total lease cost	$1,893	$1,069	$3,154	$1,990

Amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	June 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$46,142	$15,670
Liabilities
Operating lease liabilities, current	$4,429	$1,839
Operating lease liabilities, non-current	37,379	16,174
Total lease liabilities	$41,808	$18,013
Weighted Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	8.2	8.64
Weighted-average discount rate	8.2%	9.4%

The following table represents other lease activity:

	Six Months Ended June 30,
(in thousands)	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$8,522	$1,141
Right-of-use assets obtained in exchange for lease obligations	$31,904	$35

9. Significant Agreements

Since December 31, 2021, there have been no material changes to the key terms of the Company’s license agreements. For further information regarding the Company’s existing license agreements, please see Note 11 to the consolidated financial statements included in the 2021 Annual Report.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(21,659)	$(18,370)	$(44,396)	$(32,093)
Cumulative dividends on redeemable convertible preferred stock	—	—	—	(1,228)
Net loss attributable to common stockholders	$(21,659)	$(18,370)	$(44,396)	$(33,321)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	37,437,063	36,843,087	37,365,647	29,593,814
Net loss per share attributable to common stockholders, basic and diluted	$(0.58)	$(0.50)	$(1.19)	$(1.13)

As of the three and six months ended June 30, 2022 and 2021, the Company’s potentially dilutive securities were stock options, unvested restricted stock and restricted stock units. The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2022	2021
Options to purchase common stock	5,893,016	5,141,794
Unvested restricted stock	138,052	257,578
Restricted stock units	1,040,500	—

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

Overview

We are a clinical-stage cell and genome engineering company with a vision to cure blood cancers through cell and genome engineering. Our mission is to change the standard of care for patients with blood cancer by engineering hematopoietic stem cells (“HSCs”) to enable the use of targeted therapies post-transplant. Leveraging our expertise in HSC biology and genome engineering, we genetically modify HSCs to remove surface targets and then provide these cells as hematopoietic stem cell transplants to patients. Once these cells engraft into bone marrow, the patient’s healthy cells are protected because they no longer express the surface target, leaving only the cancerous cells exposed. We believe this will unlock the potential of targeted therapies to selectively destroy cancerous cells while sparing healthy cells. As a result, our engineered HSCs (“eHSCs”) are designed to limit the on-target toxicities associated with these targeted therapies, thereby enhancing their utility, and broadening their applicability. We intend to pair future eHSC product candidates with targeted therapeutics such as our VCAR33 programs, chimeric antigen receptor (“CAR”)-T therapies designed to target CD33, as well as with potentially best-in-class targeted therapies from collaborators, to bring potentially transformative outcomes to patients and establish new standard of care Treatment Systems for blood cancers.

We are developing our lead eHSC product candidate, VOR33, which we believe has the potential to transform the treatment for acute myeloid leukemia (“AML”) and other blood cancers. VOR33 is created by genetically modifying healthy donor HSCs in order to remove the CD33 surface target. We intend to develop VOR33 as a hematopoietic stem cell transplant product candidate to replace the standard of care in transplant settings. Our investigational new drug (“IND”) application for VOR33 in patients with AML was accepted by the U.S. Food and Drug Administration (“FDA”) in January 2021, and we have initiated and are actively recruiting for VBP101, our first-in-human Phase 1/2a trial of VOR33 in combination with Mylotarg. We anticipate initial clinical data for this trial during the fourth quarter of 2022. If successful, this trial will provide important validating evidence of the potential of VOR33 and our broader eHSC approach.

The VCAR33 programs are CAR-T therapy candidates designed to target CD33, a clinically-validated target for AML that we have licensed from the National Institutes of Health (“NIH”). VCAR33 is made up of two programs with different cell sources. The first uses autologous cells from each patient and is being studied in an ongoing Phase 1/2 clinical trial sponsored by the National Marrow Donor Program (“NMDP”) in young adult and pediatric patients with relapsed/refractory AML in a bridge-to-transplant study, which we refer to as VCAR33AUTO. The second uses allogeneic healthy donor-derived cells that we refer to as VCAR33ALLO. We plan to submit an IND for our VCAR33ALLO program in the first half of 2023 to support a Phase 1/2 clinical trial for patients with relapsed/refractory AML. The NMDP is currently evaluating VCAR33AUTO in a multi-site Phase 1/2 clinical trial in young adult and pediatric patients with relapsed/refractory AML, with initial monotherapy proof-of-concept data expected in 2022, depending on the investigator’s timing of data release. The NMDP is responsible for all aspects of the VCAR33AUTO trial, including the design of the trial, the manufacture of study product, the enrollment, dosing and follow-up of patients, the recording of trial data and the analysis of results. We did not control the preclinical development of VCAR33AUTO, which was conducted by the NIH, and we do not have rights under the license agreement to certain intellectual property, such as know-how, employed by the NMDP in manufacturing study product or conducting its clinical trial; however, the NMDP has permitted us to cross-reference its IND for this trial in future IND applications that we may submit with the FDA.

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

Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, building out our internal clinical manufacturing facility, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through June 30, 2022, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of $344.6 million.

We have incurred significant operating losses since inception, including net losses of $21.7 million and $44.4 million for the three and six months ended June 30, 2022, respectively, and $68.9 million for the year ended December 31, 2021. As of June 30, 2022, we had an accumulated deficit of $174.5 million.

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $151.1 million. We expect that our existing cash, cash equivalents and marketable securities at June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.

Business Impact of the COVID-19 Pandemic

The global COVID-19 pandemic continues to rapidly evolve, including with respect to the variants of the virus, and we will continue to monitor the COVID-19 situation closely. To date our financial condition and operations have not been significantly impacted by the COVID-19 pandemic, including resulting adverse macroeconomic conditions, but we have experienced delays in our Phase 1/2a trial for VOR33 in part due to the COVID-19 pandemic, including site activation and readiness delays, which has resulted in enrollment delays. We cannot, at this time, predict the specific extent, duration or full impact that these uncertainties will have on our financial condition and operations, including our ongoing and planned preclinical and clinical trials. The extent of the impact of the COVID-19 on our business, operations and clinical development timelines and plans remains uncertain and will depend on certain developments, including the duration and subsequent waves of the outbreak, such as those related to variants of the virus, and its impact on our clinical trial enrollment, trial sites, contract research organizations (“CROs”), third-party manufacturers, and other third parties with whom we do business, as well as its impact on regulatory authorities and our key scientific and management personnel. To the extent possible, we are conducting business as usual, with necessary or advisable modifications to employee travel. We will continue to actively monitor the rapidly evolving situation related to COVID-19 and may take further actions that alter our operations, including those that may be required by federal, state or local authorities, or that we determine are in the best interests of our employees and other third parties with whom we do business. The development of our product candidates could be disrupted and materially adversely affected in the future by the COVID-19 pandemic, including due to the ongoing global supply chain issues that may limit our ability and service providers' ability to acquire the raw materials necessary to conduct our research, development, manufacturing and clinical activities. Our clinical trials also could be delayed due to government orders and site policies on account of the pandemic, and some patients may be unwilling or unable to travel to study sites, enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results and could delay our ability to obtain regulatory approval and commercialize our product candidates. Furthermore, COVID-19 could affect our employees or the employees of research sites and service providers on whom we rely, including CROs, as well as those of companies with which we do business, including our suppliers and contract manufacturing organizations (“CMOs”), thereby disrupting our business operations. Quarantines and travel restrictions imposed by governments in the jurisdictions in which we and the companies with which we do business operate could materially impact the ability of employees to access preclinical and clinical sites, laboratories, manufacturing site and office. These and other events resulting from the COVID-19 pandemic could disrupt, delay, or otherwise adversely impact our business.

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

Research and development activities are central to our business model. We expect that our research and development expenses will increase significantly for the foreseeable future as we continue to identify and develop product candidates, particularly as more of our product candidates move into clinical development and later stages of clinical development, and as we continue to invest in our laboratory and manufacturing facilities.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits and stock-based compensation expenses, for employees involved in our executive, finance, corporate, business development and administrative functions, as well as expenses for outside professional services, including legal, audit, accounting and tax-related services and other consulting fees, facility-related expenses, which include depreciation costs and other allocated expenses for rent and maintenance of facilities, insurance costs, recruiting costs, travel expenses and other general administrative expenses.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$15,333	$12,970	$2,363
General and administrative	6,459	5,410	1,049
Total operating expenses	21,792	18,380	3,412
Loss from operations	(21,792)	(18,380)	(3,412)
Other income:
Interest income	133	10	123
Total other income	133	10	123
Net loss	$(21,659)	$(18,370)	$(3,289)

	Six Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$30,613	$21,911	$8,702
General and administrative	13,979	10,199	3,780
Total operating expenses	44,592	32,110	12,482
Loss from operations	(44,592)	(32,110)	(12,482)
Other income:
Interest income	196	17	179
Total other income	196	17	179
Net loss	$(44,396)	$(32,093)	$(12,303)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended June 30,
	2022	2021	Change
External expenses	$6,019	$6,586	$(567)
Internal expenses:
Personnel expenses (including stock-based compensation)	6,928	5,066	1,862
Facilities and other expenses	2,386	1,318	1,068
Total research and development expenses	$15,333	$12,970	$2,363

	Six Months Ended June 30,
	2022	2021	Change
External expenses	$12,523	$9,995	$2,528
Internal expenses:
Personnel expenses (including stock-based compensation)	13,887	9,384	4,503
Facilities and other expenses	4,203	2,532	1,671
Total research and development expenses	$30,613	$21,911	$8,702

Research and development expenses were $15.3 million for the three months ended June 30, 2022, compared to $13.0 million for the three months ended June 30, 2021. The increase of $2.3 million was primarily due to increases of $1.8 million in personnel costs, attributable to an increase in employee headcount to support the growth of our research and development efforts, and $1.1 million in facilities and other expenses, as a result of our laboratory and current Good Manufacturing Practices (”cGMP”) manufacturing facility expansion and due to increases in depreciation expense, that were offset by a decrease in external clinical program costs of $0.5 million.

Research and development expenses were $30.6 million for the six months ended June 30, 2022, compared to $21.9 million for the six months ended June 30, 2021. The increase of $8.7 million was primarily due to increases of $2.4 million in external preclinical studies, research consulting fees, and laboratory supplies costs, $4.5 million in personnel costs, attributable to an increase in employee headcount to support the growth of our research and development efforts, and $1.7 million in facilities and other expenses, as a result of our laboratory and cGMP manufacturing facility expansion and due to increases in depreciation expense.

General and Administrative Expenses

General and administrative expenses were $6.5 million for the three months ended June 30, 2022, compared to $5.4 million for the three months ended June 30, 2021. The increase of $1.1 million was primarily due to increases of $0.6 million in personnel costs and stock-based compensation and $0.4 million in facilities and other expenses, as a result of our corporate headquarters office expansion.

General and administrative expenses were $14.0 million for the six months ended June 30, 2022, compared to $10.2 million for the six months ended June 30, 2021. The increase of $3.8 million was primarily due to increases of $2.3 million in personnel costs, primarily attributable to an increase in employee headcount and stock-based compensation, $0.6 million in professional fees and $0.9 million in facilities and other expenses, as a result of our corporate headquarters office expansion.

Other Income

Other income increased by $123 thousand for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Other income increased by $179 thousand for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.The increase in interest income was due to increases in interest received from our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of $344.6 million as of June 30, 2022.

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

We sold 95,564 shares of our common stock under the ATM Facility during the three and six months ended June 30, 2022. These shares were sold at a weighted average price per share of $5.97 for aggregate net proceeds of $0.6 million, after deducting commissions and offering costs. As of June 30, 2022, $124.4 million remained available to be sold under the ATM Facility.

Cash Requirements

As of June 30, 2022, there was no material changes in our short-term and long-term cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report, except for those described below in “Contractual Obligations and Other Commitments”.

As of June 30, 2022, we had cash, cash equivalents and marketable securities of $151.1 million. We will need to raise additional capital in the future to fund our future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

We expect that our existing cash, cash equivalents and marketable securities at June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, investor and public relations, regulatory, tax-related, director and officer insurance premiums, investor relations and other expenses that we did not incur as a private company. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any product candidate for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for at least several years, if ever.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of our equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of our equity or convertible debt securities, including through the use of our ATM Facility, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, geopolitical tensions and adverse macroeconomic conditions or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements that, have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(47,896)	$(34,214)
Net cash used in investing activities	(9,757)	(77,212)
Net cash provided by financing activities	804	232,403
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	$(56,849)	$120,977

Operating Activities

Net cash used in operating activities was $47.9 million for the six months ended June 30, 2022, reflecting a net loss of $44.4 million and net cash used of $10.6 million for operating assets and liabilities, that were partially offset by non-cash charges of $7.1 million. The change in our net operating assets and liabilities was due to decreases in operating lease liabilities of $8.2 million and in accounts payable and accrued expense of $1.5 million and increases in prepaid expenses and other current assets of $0.7 million and in other assets of $0.2 million. The non-cash charges primarily consisted of stock-based compensation expense of $3.5 million, non-cash lease expense of $2.5 million and depreciation expense of $1.0 million.

Net cash used in operating activities was $34.2 million for the six months ended June 30, 2021, reflecting a net loss of $32.1 million and net cash used of $6.2 million for operating assets and liabilities, that were partially offset by non-cash charges of $4.1 million. The change in our net operating assets and liabilities was primarily due to decreases in operating lease liabilities of $1.1 million and in accounts payable and accrued expenses of $0.7 million and increases in prepaid expenses and other current assets of $4.1 million and in other assets of $0.3 million. The non-cash charges primarily consisted of stock-based compensation expense of $1.9 million, non-cash lease expense of $1.5 million and depreciation expense of $0.7 million.

The $13.7 million increase in net cash used in operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to an increase in operating expenses as a result of our increased efforts identifying product candidates and advancing the development of VOR33, increased personnel costs related to our increased employee headcount and an increase in facility costs relating to our laboratory, cGMP manufacturing facility and headquarters office expansion.

Investing Activities

Net cash used in investing activities was $9.8 million for the six months ended June 30, 2022, which consisted of purchases of $5.1 million of marketable securities and $7.8 million of property and equipment and proceeds of $3.1 million from the maturity of marketable securities. Net cash used in investing activities was $77.2 million for the six months ended June 30, 2021, which consisted of purchases of $75.1 million of marketable securities and $2.1 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2022, which consisted of proceeds from issuance of common stock from our ATM Facility of $0.5 million and stock option exercises of $0.3 million. Net cash provided by financing activities was $232.4 million for the six months ended June 30, 2021, which consisted of proceeds of $45.4 million received from the sale and issuance of shares of our preferred stock and net proceeds of $187.0 million from our initial public offering.

Contractual Obligations and Other Commitments

During the six months ended June 30, 2022, there was an increase of $31.5 million in contractual obligations and commitments from that described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2021 Annual Report relating to commencement of the Lease Amendments and a certain other lease of which $1.4 million is due during the next 12 months. For further information on these Lease Amendments, please see Note 8 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

As of June 30, 2022 and December 31, 2021, we had no debt outstanding and therefore were not exposed to related interest rate risk.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes in risk factors discussed in “Part I. Item 1A. Risk Factors” in 2021 Annual Report.

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

As of June 30, 2022, we have used $34.9 million of the net proceeds from our IPO primarily to fund the development of VOR33, the development of VCAR33ALLO, VCAR33AUTO and VOR33 + VCAR33 Treatment System, and continued expansion of our platform technology, including to advance the research and development of additional eHSC and internal CAR-T programs, as well as for working capital and general corporate purposes.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
10.1+	Separation Agreement, by and between the Registrant and Christopher Slapak, dated May 11, 2022					X
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

X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL.

+ Indicates management contract or compensatory plan.

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

VOR BIOPHARMA INC.

Date: August 11, 2022	By:	/s/ Robert Ang
Robert Ang President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Nathan Jorgensen
Nathan Jorgensen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)