Form 10-Q
period 2022-09-30
Vor Biopharma Inc.
filed 2022-11-10
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Number of shares of the registrant’s Common Stock outstanding as of November 4, 2022 was 38,666,158.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6.	Exhibits	23
Signatures		24

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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we

ii

expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. You should refer to the “Summary Risk Factors” section in “Part I. Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of material factors that may cause our actual results or events to differ materially from those expressed or implied by our forward-looking statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands, except share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$60,827	$119,801
Marketable securities	75,240	87,668
Prepaid expenses	4,891	4,836
Other current assets	1,771	2,094
Total current assets	142,729	214,399
Restricted cash equivalents	2,413	2,413
Property and equipment, net	12,963	6,853
Operating lease right-of-use assets	45,390	15,670
Other assets	2,878	3,255
Total assets	$206,373	$242,590
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$824	$1,545
Accrued liabilities	6,288	6,335
Operating lease liabilities	3,757	1,839
Other current liabilities	233	434
Total current liabilities	11,102	10,153
Long-term liabilities:
Operating lease liabilities—non-current	36,537	16,174
Total liabilities	47,639	26,327
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 38,503,966 and 37,375,428 shares issued and 38,393,211 and 37,174,741 outstanding as of September 30, 2022 and December 31, 2021, respectively	4	4
Additional paid-in capital	358,215	346,382
Accumulated other comprehensive loss	(1,178)	—
Accumulated deficit	(198,307)	(130,123)
Total stockholders’ equity	158,734	216,263
Total liabilities and stockholders’ equity	$206,373	$242,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Operating expenses:
Research and development	$16,875	$12,925	$47,488	$34,836
General and administrative	7,226	5,677	21,205	15,876
Total operating expenses	$24,101	$18,602	$68,693	$50,712
Loss from operations	$(24,101)	$(18,602)	$(68,693)	$(50,712)
Other income:
Interest income	313	48	509	65
Total other income	313	48	509	65
Net loss	$(23,788)	$(18,554)	$(68,184)	$(50,647)
Cumulative dividends on redeemable convertible preferred stock	—	—	—	(1,228)
Net loss attributable to common stockholders	$(23,788)	$(18,554)	$(68,184)	$(51,875)
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.50)	$(1.81)	$(1.62)
Weighted-average common shares outstanding, basic and diluted	38,009,022	36,934,311	37,582,463	32,067,535

Other comprehensive loss:
Unrealized gain (loss) on available for sale investments	148	—	(1,178)	—
Total other comprehensive loss	148	—	(1,178)	—
Comprehensive loss attributable to common stockholders	$(23,640)	$(18,554)	$(69,362)	$(51,875)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of redeemable convertible preferred stock and stockholders’ EQUITY (Deficit)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2021	37,174,741	$4	$346,382	$0	$(130,123)	$216,263
Issuance of common stock upon vesting and exercise of stock options	161,573	—	247	—	—	247
Stock-based compensation expense	—	—	1,746	—	—	1,746
Other comprehensive loss	—	—	—	(1,072)	—	(1,072)
Net loss	—	—	—	—	(22,737)	(22,737)
Balance at March 31, 2022	37,336,314	$4	$348,375	$(1,072)	$(152,860)	$194,447
Issuance of common stock upon vesting and exercise of stock options	74,358	—	146	—	—	146
Issuance of common stock from open market sales agreement	95,564	—	553	—	—	553
Stock-based compensation expense	—	—	1,741	—	—	1,741
Other comprehensive loss	—	—	—	(254)	—	(254)
Net loss	—	—	—	—	(21,659)	(21,659)
Balance at June 30, 2022	37,506,236	$4	$350,815	$(1,326)	$(174,519)	$174,974
Issuance of common stock upon vesting and exercise of stock options	126,509	—	279	—	—	279
Issuance of common stock from open market sales agreement	760,466	—	3,792	—	—	3,792
Stock-based compensation expense	—	—	3,329	—	—	3,329
Other comprehensive loss	—	—	—	148	—	148
Net loss	—	—	—	—	(23,788)	(23,788)
Balance at September 30, 2022	38,393,211	$4	$358,215	$(1,178)	$(198,307)	$158,734

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2020	20,000,000	$2	107,194,866	$42,786	124,519,220	$64,548	505,074	$1	$2,158	$(61,224)	$(59,065)
Issuance of Series B redeemable convertible preferred stock	—	—	—	—	87,259,605	45,375	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(20,000,000)	(2)	(107,194,866)	(42,786)	(211,778,825)	(109,923)	24,924,501	2	152,709	—	152,711
Issuance of common stock upon closing of initial public offering, net of offering costs and underwriter fees of $17,132	—	—	—	—	—	—	11,302,219	1	186,307	—	186,308
Issuance of common stock upon vesting and exercise of stock options	—	—	—	—	—	—	38,216	—	65	—	65
Stock-based compensation expense	—	—	—	—	—	—	—	—	891	—	891
Net loss	—	—	—	—	—	—	—	—	—	(13,723)	(13,723)
Balance at March 31, 2021	—	$—	—	$—	—	$—	36,770,010	$4	$342,130	$(74,947)	$267,187
Issuance of common stock upon vesting and exercise of stock options	—	—	—	—	—	—	115,362	—	224	—	224
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,067	—	1,067
Net loss	—	—	—	—	—	—	—	—	—	(18,370)	(18,370)
Balance at June 30, 2021	—	$—	—	$—	—	$—	36,885,372	$4	$343,421	$(93,317)	$250,108
Issuance of common stock upon vesting and exercise of stock options	—	—	—	—	—	—	132,910	—	249	—	249
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,154	—	1,154
Net loss	—	—	—	—	—	—	—	—	—	(18,554)	(18,554)
Balance at September 30, 2021	—	$—	—	$—	—	$—	37,018,282	$4	$344,824	$(111,871)	$232,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(68,184)	$(50,647)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,893	1,039
Non-cash lease expense	4,008	2,260
Stock-based compensation	6,816	3,112
Other	163	38
Changes in operating assets and liabilities:
Operating lease liability	(10,594)	(1,840)
Prepaid expenses and other current assets	316	(5,537)
Accounts payable and accrued liabilities	(542)	333
Other assets	(674)	(315)
Net cash used in operating activities	(66,798)	(51,557)
Cash flow from investing activities
Purchases of marketable securities	(5,044)	(82,972)
Proceed from maturities of marketable securities	16,130	—
Purchases of property and equipment	(8,141)	(2,726)
Net cash used in investing activities	2,945	(85,698)
Cash flow from financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	45,375
Proceeds from the issuance of common stock upon closing of initial public offering, net of underwriter fees	—	189,199
Payment of initial public offering costs	—	(2,215)
Proceeds from the issuance of common stock from open market sales agreement	4,345	—
Proceeds from stock option exercises	534	245
Net cash provided by financing activities	4,879	232,604
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(58,974)	95,349
Cash, cash equivalents and restricted cash equivalents, beginning of period	$122,214	$50,098
Cash, cash equivalents and restricted cash equivalents, end of period	$63,240	$145,447
Supplemental disclosure of non-cash activities
Lease incentive paid by the landlord on behalf of the Company	$7,872	$—
Operating right-of-use assets and operating lease liability recorded upon lease commencement	$23,376	$35
Purchases of property and equipment in accounts payable and accrued liabilities	$56	$18
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$—	$152,711

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Cash and cash equivalents	$60,827	$143,034
Restricted cash equivalents	2,413	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$63,240	$145,447

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

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents and marketable securities at September 30, 2022 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

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

During the nine months ended September 30, 2022, other than the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as discussed below, and addition of the cloud computing arrangement accounting policy, there have been no changes to the Company’s significant accounting policies as described in the 2021 Annual Report.

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

Cloud Computing Arrangements

The Company capitalizes implementation costs for cloud computing arrangement service contracts. The Company’s cloud computing arrangements relate to its enterprise resource planning and manufacturing software. For such cloud computing service contracts, the Company capitalizes certain implementation costs as prepaid expenses in the consolidated balance sheets. The Company amortizes these capitalized cloud computing implementation costs into general and administrative expenses using the straight-line method over the fixed, non-cancellable term of the associated hosting arrangement, plus any reasonably certain renewal periods.

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

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by contractual maturity are as follows:

	September 30, 2022
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate bonds	$6,433	$—	$(107)	$6,326
U.S. Treasuries	69,985	—	(1,071)	68,914
Total	$76,418	$—	$(1,178)	$75,240

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate bonds	$7,603	$—	$—	$7,603
U.S. Treasuries	30,119	—	—	30,119
Maturing after one year through five years
Corporate bonds	5,006	—	—	5,006
U.S. Treasuries	44,940	—	—	44,940
Total	$87,668	$—	$—	$87,668

The unrealized losses of the Company’s marketable securities above were a result of market interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par value. The Company’s intent is to hold the investments until their maturity and any change in fair value that is not credit related is recognized as other comprehensive income (loss), net of applicable taxes. A credit-related impairment is recognized as an allowance to the balance sheet with a corresponding adjustment to earnings. The Company did not recognize any credit losses related to marketable securities for the nine months ended September 30, 2022.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$60,109	$—	$—	$60,109
Marketable securities
Corporate bonds	—	6,326	—	6,326
U.S. Treasuries	—	68,914	—	68,914
Total marketable securities	—	75,240	—	75,240
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$62,522	$75,240	$—	$137,762

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$95,339	$—	$—	$95,339
Marketable securities
Corporate bonds	—	12,609	—	12,609
U.S. Treasuries	—	75,059	—	75,059
Total marketable securities	—	87,668	—	87,668
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$97,752	$87,668	$—	$185,420

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of marketable securities was determined based on observable market inputs. There were no transfers between levels during the nine months ended September 30, 2022.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Computer equipment and software	$432	$317
Laboratory equipment	9,499	8,457
Manufacturing equipment	5,348	—
Other	567	163
Construction in progress	1,094	—
Total	16,940	8,937
Less: Accumulated depreciation	(3,977)	(2,084)
Property and equipment, net	$12,963	$6,853

Depreciation expense for the three and nine months ended September 30, 2022 was $0.9 million and $1.9 million, respectively, and for the three and nine months ended September 30, 2021 was $0.3 million and $1.0 million, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Employee-related and other expenses	$3,205	$4,178
Research and development expenses	1,498	797
Professional fees	1,401	743
Property and equipment	19	—
Other	165	617
Total accrued liabilities	$6,288	$6,335

7. Stock-Based Compensation

Stock Incentive Plan

As of September 30, 2022, the Company had 430,011 shares of its common stock available for future issuance under its stock incentive plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over the remaining three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Nine Months Ended September 30,
	2022	2021
Fair value of common stock	$5.08	$20.27
Expected term (in years)	5.9	6.0
Expected volatility	78.5%	78.8%
Risk-free interest rate	2.2%	0.8%
Dividend yield	—	—

During the nine months ended September 30, 2022 and 2021, the Company granted stock options to purchase 2,617,264 shares and 637,884 shares of its common stock, respectively, with a weighted-average grant-date fair value of $7.47 and $13.71 per share, respectively. As of September 30, 2022, total unrecognized compensation expense related to stock options was $16.8 million, which is expected to be recognized over a weighted-average period of 2.33 years.

As of September 30, 2022, options for 110,755 shares of Company common stock with a weighted average exercise price of $2.10 were exercised and unvested. The underlying proceeds from the unvested exercises of $0.2 million is recorded in other current liabilities on the condensed consolidated balance sheet.

Restricted Stock Units

During the nine months ended September 30, 2022, the Company granted 2,009,000 restricted stock units with a weighted average grant date fair value of $5.64 per share. As of September 30, 2022, total unrecognized compensation expense related to restricted stock units was $9.1 million, which is expected to be recognized over a weighted-average period of 1.33 years. The Company did not grant any restricted stock units during the nine months ended September 30, 2021.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$2,064	$630	$3,769	$1,621
General and administrative	1,265	524	3,047	1,491
Total stock-based compensation expense	$3,329	$1,154	$6,816	$3,112

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

The elements of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$1,994	$756	$4,506	$2,260
Short-term lease cost	—	—	—	52
Variable lease cost	567	342	1,209	776
Total lease cost	$2,561	$1,098	$5,715	$3,088

Amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	September 30, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$45,390	$15,670
Liabilities
Operating lease liabilities, current	$3,757	$1,839
Operating lease liabilities, non-current	36,537	16,174
Total lease liabilities	$40,294	$18,013
Weighted Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	7.9	8.64
Weighted-average discount rate	8.2%	9.4%

The following table represents other lease activity:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$10,594	$1,840
Right-of-use assets obtained in exchange for lease obligations	$32,294	$35

9. Significant Agreements

Since December 31, 2021, there have been no material changes to the key terms of the Company’s license agreements. For further information regarding the Company’s existing license agreements, please see Note 11 to the consolidated financial statements included in the 2021 Annual Report.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Numerator:
Net loss	$(23,788)	$(18,554)	$(68,184)	$(50,647)
Cumulative dividends on redeemable convertible preferred stock	—	—	—	(1,228)
Net loss attributable to common stockholders	$(23,788)	$(18,554)	$(68,184)	$(51,875)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	38,009,022	36,934,311	37,582,463	32,067,535
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.50)	$(1.81)	$(1.62)

As of the three and nine months ended September 30, 2022 and 2021, the Company’s potentially dilutive securities were stock options, unvested restricted stock and restricted stock units. The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2022	2021
Options to purchase common stock	6,305,131	5,176,641
Unvested restricted stock	110,755	229,132
Restricted stock units	1,918,300	—

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

Summary Risk Factors

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are addressed further in the “Part II. Item 1A. Risk Factors” section of this Quarterly Report. Our principal risks include the following:

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
•
If our product candidates, the delivery modes we rely on to administer them, and/or the conditioning, administration process or related procedures or treatments which may be used alongside our product candidates cause serious adverse events, undesirable side effects or unexpected characteristics, such events, side effects or characteristics could delay or prevent regulatory approval of the product candidates, limit their commercial potential or result in significant negative consequences following any potential marketing approval, even if these side effects or characteristics are unrelated to our product candidate.
•
We face significant competition in an environment of rapid technological change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer or more advanced or effective than ours, which may harm our financial condition and our ability to successfully market or commercialize our product candidates, if approved.
•
Adverse public perception of genetic medicines, and of genome engineering in particular, including as a result of other trials out of our control, such as the VCAR33AUTO trial currently sponsored by the NMDP, may negatively impact regulatory approval of, and/or demand for, our potential products.
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
•
We have initiated manufacturing at our in-house facility, but until and unless we complete the total transfer of our manufacturing capabilities in-house, we will continue to contract with third parties for the manufacture and supply of materials for development of our product candidates and advancement of our current clinical trial, as well as our research programs and preclinical studies, and we expect to continue to do so for future clinical trials and for commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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
•
Success in preclinical studies or clinical trials may not be indicative of results in future clinical trials, particularly for our clinical trials that involve only a small number of patients.
•
If we experience significant delays or difficulties in the enrollment of patients in clinical trials, including with respect to completing a complex donor identification and screening process, the cost of developing product candidates could increase and our receipt of necessary regulatory approvals could be delayed or prevented.
•
If we are unable to successfully identify patients who are likely to benefit from our product candidates or eligible donors, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.
•
Interim “top-line” and preliminary results from our clinical trials that we may announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data. Investors and analysts may have difficulty analyzing our interim and preliminary results or may not consider them to be meaningful.

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

We are developing our lead eHSC product candidate, VOR33, which we believe has the potential to transform the treatment for acute myeloid leukemia (“AML”) and other blood cancers. VOR33 is created by genetically modifying healthy donor HSCs in order to remove the CD33 surface target. We intend to develop VOR33 as a hematopoietic stem cell transplant product candidate to replace the standard of care in transplant settings. Our investigational new drug (“IND”) application for VOR33 in patients with AML was accepted by the U.S. Food and Drug Administration (“FDA”) in January 2021, and we have initiated and are actively recruiting for VBP101, our first-in-human Phase 1/2a trial of VOR33 in combination with Mylotarg. We anticipate initial clinical data for this trial during the fourth quarter of 2022, and expect additional engraftment and hematologic protection data updates in 2023. If successful, this trial will provide important validating evidence of the potential of VOR33 and our broader eHSC approach.

The VCAR33 programs are CAR-T therapy candidates designed to target CD33, a clinically-validated target for AML that we have licensed from the National Institutes of Health (“NIH”). VCAR33 is made up of two programs with different cell sources. The first uses autologous cells from each patient and is being studied in an ongoing Phase 1/2 clinical trial sponsored by the National Marrow Donor Program (“NMDP”) in young adult and pediatric patients with relapsed/refractory AML in a bridge-to-transplant study, which we refer to as VCAR33AUTO. The second uses allogeneic healthy donor-derived cells that we refer to as VCAR33ALLO. We plan to submit an IND for our VCAR33ALLO program in the first half of 2023 to support a Phase 1/2 clinical trial for patients with relapsed/refractory AML. The NMDP is currently evaluating VCAR33AUTO in a multi-site Phase 1/2 clinical trial in young adult and pediatric patients with relapsed/refractory AML. We no longer expect data from this Phase 1/2 clinical trial to be reported in 2022 and the timing of the data release is dependent on the investigators conducting the trial. The NMDP is responsible for all aspects of the VCAR33AUTO trial, including the design of the trial, the manufacture of study product, the enrollment, dosing and follow-up of patients, the recording of trial data and the analysis of results. We did not control the preclinical development of VCAR33AUTO, which was conducted by the NIH, and we do not have rights under the license agreement to certain intellectual property, such as know-how, employed by the NMDP in manufacturing study product or conducting its clinical trial; however, the NMDP has permitted us to cross-reference its IND for this trial in future IND applications that we may submit with the FDA.

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

Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, building out our internal clinical manufacturing facility, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through September 30, 2022, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of $348.4 million.

We have incurred significant operating losses since inception, including net losses of $23.8 million and $68.2 million for the three and nine months ended September 30, 2022, respectively, and $68.9 million for the year ended December 31, 2021. As of September 30, 2022, we had an accumulated deficit of $198.3 million.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $136.1 million. We expect that our existing cash, cash equivalents and marketable securities at September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024.

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

We expect that our general and administrative expenses will increase as our business expands and we hire additional personnel to support our continued research and development activities, including our clinical programs. We also anticipate continued increased expenses associated with being a public company, including costs for legal, audit, accounting, investor and public relations, regulatory and tax-related services related to compliance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), Nasdaq listing standards and director and officer insurance premiums.

Other Income

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and marketable securities held at financial institutions.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$16,875	$12,925	$3,950
General and administrative	7,226	5,677	1,549
Total operating expenses	24,101	18,602	5,499
Loss from operations	(24,101)	(18,602)	(5,499)
Other income:
Interest income	313	48	265
Total other income	313	48	265
Net loss	$(23,788)	$(18,554)	$(5,234)

	Nine Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$47,488	$34,836	$12,652
General and administrative	21,205	15,876	5,329
Total operating expenses	68,693	50,712	17,981
Loss from operations	(68,693)	(50,712)	(17,981)
Other income:
Interest income	509	65	444
Total other income	509	65	444
Net loss	$(68,184)	$(50,647)	$(17,537)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended September 30,
	2022	2021	Change
External expenses	$6,172	$5,475	$697
Internal expenses:
Personnel expenses (including stock-based compensation)	7,226	6,045	1,181
Facilities and other expenses	3,477	1,405	2,072
Total research and development expenses	$16,875	$12,925	$3,950

	Nine Months Ended September 30,
	2022	2021	Change
External expenses	$18,695	$15,470	$3,225
Internal expenses:
Personnel expenses (including stock-based compensation)	21,113	15,429	5,684
Facilities and other expenses	7,680	3,937	3,743
Total research and development expenses	$47,488	$34,836	$12,652

Research and development expenses were $16.9 million for the three months ended September 30, 2022, compared to $12.9 million for the three months ended September 30, 2021. The increase of $4.0 million was primarily due to increased personnel expenses including an increase in stock compensation expense, facility costs from our laboratory and Good Manufacturing Practices (“cGMP”) manufacturing facility expansion, and clinical and manufacturing expenses as a result of the ongoing VOR33 clinical trial.

Research and development expenses were $47.5 million for the nine months ended September 30, 2022, compared to $34.8 million for the nine months ended September 30, 2021. The increase of $12.7 million was primarily due to increased personnel expenses including an increase in stock compensation expense, facility costs from our laboratory and cGMP manufacturing facility expansion, and clinical and manufacturing expenses as a result of the ongoing VOR33 clinical trial.

General and Administrative Expenses

General and administrative expenses were $7.2 million for the three months ended September 30, 2022, compared to $5.7 million for the three months ended September 30, 2021. The increase of $1.5 million was primarily due to increased personnel expenses, including an increase in stock compensation expense.

General and administrative expenses were $21.2 million for the nine months ended September 30, 2022, compared to $15.9 million for the nine months ended September 30, 2021. The increase of $5.3 million was primarily due to increased personnel expenses, including an increase in stock compensation expense, and increases in facilities and other expenses, as a result of our corporate headquarters office expansion.

Other Income

Other income increased by $265 thousand for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Other income increased by $444 thousand for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in other income was due to increases in interest received from our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of $348.4 million as of September 30, 2022.

In order to fund our future operations, including our planned clinical trials, on March 14, 2022, we filed a universal shelf registration statement (the “Shelf Registration Statement”), to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. The Shelf Registration Statement was declared effective by the SEC on March 18, 2022. We believe that our Shelf Registration Statement will provide us with the flexibility to raise additional capital to finance our operations as needed. We may offer additional securities under our Shelf Registration Statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders. In March 2022, we entered into an open market sale agreement (the “Sale Agreement”), with Jefferies LLC (“Jefferies”), as the sales agent, pursuant to which we may from time to time, issue and sell common stock with an aggregate value of up to $125.0 million in one or more at-the-market offerings (the “ATM Facility”). Jefferies is acting as the sole sales agent for any sales made under the Sale Agreement for a commission up to 3% on gross proceeds. The common stock will be sold at prevailing market prices at the time of the sale, and, as a result, prices may vary. Unless otherwise terminated earlier, the Sale Agreement will continue until all shares available under the Sale Agreement have been sold.

We sold 760,466 and 856,030 shares of our common stock under the ATM Facility during the three and nine months ended September 30, 2022, respectively. The shares sold during the nine months ended September 30, 2022 were sold at a weighted average price per share of $5.23 for aggregate year to date net proceeds of $4.3 million, after deducting commissions. As of September 30, 2022, $120.5 million remained available to be sold under the ATM Facility.

Cash Requirements

As of September 30, 2022, there was no material changes in our short-term and long-term cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Annual Report, except for those described below in “Contractual Obligations and Other Commitments”.

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $136.1 million. We will need to raise additional capital in the future to fund our future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

We expect that our existing cash, cash equivalents and marketable securities at September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2024. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(66,798)	$(51,557)
Net cash provided by (used in) investing activities	2,945	(85,698)
Net cash provided by financing activities	4,879	232,604
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	$(58,974)	$95,349

Operating Activities

Net cash used in operating activities was $66.8 million for the nine months ended September 30, 2022, reflecting a net loss of $68.2 million and net cash used of $11.5 million for operating assets and liabilities, that were partially offset by non-cash charges of $12.9 million. The change in our net operating assets and liabilities was due to decreases in operating lease liabilities of $10.6 million, in accounts payable and accrued expense of $0.5 million, and in other assets of $0.7 million, and increases in prepaid expenses and other current assets of $0.3 million. The non-cash charges primarily consisted of stock-based compensation expense of $6.8 million, non-cash lease expense of $4.0 million and depreciation expense of $1.9 million.

Net cash used in operating activities was $51.6 million for the nine months ended September 30, 2021, reflecting a net loss of $50.6 million and net cash used of $7.4 million for operating assets and liabilities, that were partially offset by non-cash charges of $6.4 million. The change in our net operating assets and liabilities was primarily due to decreases in operating lease liabilities of $1.8 million, in prepaid expenses and other current assets of $5.6 million and in other assets of $0.3 million, and increases in accounts payable and accrued expenses of $0.3 million. The non-cash charges primarily consisted of stock-based compensation expense of $3.1 million, non-cash lease expense of $2.3 million and depreciation expense of $1.0 million.

The $15.2 million increase in net cash used in operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to an increase in operating expenses as a result of our increased efforts identifying product candidates and advancing the development of VOR33, increased personnel costs related to our increased employee headcount and an increase in facility costs relating to our laboratory, cGMP manufacturing facility and headquarters office expansion.

Investing Activities

Net cash provided by investing activities was $2.9 million for the nine months ended September 30, 2022, which consisted of purchases of $5.1 million of marketable securities and $8.1 million of property and equipment offset by proceeds of $16.1 million from the maturity of marketable securities. Net cash used in investing activities was $85.7 million for the nine months ended September 30, 2021, which consisted of purchases of $83.0 million of marketable securities and $2.7 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $4.9 million for the nine months ended September 30, 2022, which consisted of proceeds from issuance of common stock from our ATM Facility of $4.3 million and stock option exercises of $0.5 million. Net cash provided by financing activities was $232.6 million for the nine months ended September 30, 2021, which consisted of proceeds of $45.4 million received from the sale and issuance of shares of our preferred stock and net proceeds of $187.0 million from our initial public offering.

Contractual Obligations and Other Commitments

During the nine months ended September 30, 2022, there was an increase of $31.5 million in contractual obligations and commitments from that described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments” in our 2021 Annual Report relating to commencement of the Lease Amendments and a certain other lease of which $1.4 million is due during the next 12 months. For further information on these Lease Amendments, please see Note 8 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

As of September 30, 2022 and December 31, 2021, we had no debt outstanding and therefore were not exposed to related interest rate risk.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

Except to the extent additional factual information disclosed elsewhere in this Quarterly Report relates to such risk factors (including, without limitation, the matters discussed in “Part I. Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations”) there were no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our 2021 Annual Report.

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

As of September 30, 2022, we have used $54.1 million of the net proceeds from our IPO primarily to fund the development of VOR33, the development of VCAR33ALLO, VCAR33AUTO and VOR33 + VCAR33 Treatment System, and continued expansion of our platform technology, including to advance the research and development of additional eHSC and internal CAR-T programs, as well as for working capital and general corporate purposes.

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

X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL.

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

VOR BIOPHARMA INC.

Date: November 10, 2022	By:	/s/ Robert Ang
Robert Ang President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Nathan Jorgensen
Nathan Jorgensen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)