Form 10-K
period 2022-12-31
Vor Biopharma Inc.
filed 2023-03-23
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $115,730,496 based upon the closing price of the Common Stock on June 30, 2022.

The number of shares of registrant’s Common Stock outstanding as of March 17, 2023 was 66,373,784.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Special Note Regarding Forward-Looking Statements and Industry Data

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “might,” “intend,” “target,” “ongoing,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of this Annual Report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

•
the timing, progress and results of our preclinical studies and clinical trials of our product candidates, including statements regarding the timing and pace of initiation, enrollment and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and plans with respect to our research and development programs;
•
the timing and success of our in-house or third party clinical manufacturing capabilities and efforts;
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
•
our estimates of our expenses, ongoing losses, future revenue, capital requirements and our need for or ability to obtain additional funding;
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

You should read this Annual Report and the documents that we have filed as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report are made as of the date of this Annual Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. We have included important factors in this Annual Report, particularly in the “Summary Risk Factors” and “Risk Factors” sections, that could cause actual results or events to differ materially from the forward-looking statements that we make.

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
•
We are substantially dependent on the success of our two most advanced product candidates, trem-cel and VCAR33ALLO. If we are unable to complete development of, obtain approval for and commercialize trem-cel or VCAR33ALLO in a timely manner, our business will be harmed.
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

•
Development of a product candidate such as trem-cel, which is intended for use in combination or in sequence with an already approved therapy, will present increased complexity and more or different challenges than development of a product candidate for use as a single agent.
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
•
Adverse public perception of genetic medicines, and of genome engineering in particular, including as a result of other trials out of our control, such as the VCAR33AUTO trial currently sponsored by the National Marrow Donor Program, may negatively impact regulatory approval of, and/or demand for, our potential products.
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

PART I

Item 1. Business.

Overview

Vor Bio is a clinical-stage company with a vision to cure blood cancers through cell and genome engineering. Our mission is to change the standard of care for patients with blood cancer by engineering hematopoietic stem cells (“HSCs”) to enable the use of targeted therapies post-transplant.

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

A Novel Treatment Approach for Blood Cancers

We are developing our lead eHSC product candidate, tremtelectogene empogeditemcel (trem-cel), formerly VOR33, which we believe has the potential to transform the treatment for AML and other blood cancers. CD33 is a clinically validated target for AML, and we use genome engineering technology to remove CD33 surface targets from HSCs to create trem-cel. Data from preclinical studies from multiple independent laboratories, alongside data from human genetics databases, show that CD33 can be removed from HSCs without any deleterious impact on cell biology.

We have initiated VBP101, a Phase 1/2a clinical trial in patients with CD33-positive AML who are at high risk of relapse. The primary goals of the trial are to evaluate tolerability and feasibility of the trem-cel stem cell transplant, with a focus on confirming that trem-cel can engraft normally. Following engraftment, patients are eligible to be treated with Mylotarg®, a CD33-directed antibody drug conjugate (“ADC”) therapy, in order to potentially prolong leukemia-free survival and provide evidence that trem-cel protects against the myelosuppression that typically accompanies treatment with Mylotarg. Initial clinical data from one patient from VBP101 showed trem-cel exhibited robust engraftment five months post-transplant through multiple cycles of Mylotarg, at the initial dose level.

Our proprietary eHSC technology is designed to confer advantages and address several limitations associated with existing cell therapy processes. Our manufacturing of eHSCs is a fast and elegant process that leads to a rapid vein-to-vein time which we believe can easily integrate into existing standard of care. Additionally, preclinical studies of trem-cel demonstrated a high degree of genome engineering precision with highly reproducible results across multiple independent healthy donors, which we have now replicated across large-scale clinical batches.

We intend to pair future eHSC product candidates with targeted therapeutics such as our VCAR33 programs, chimeric antigen receptor (“CAR”)-T therapies designed to target CD33, as well as with potentially best-in-class targeted therapies from collaborators, to bring potentially transformative outcomes to patients and establish new standard of care Treatment Systems for blood cancers.

We believe that the combination of trem-cel followed by treatment with VCAR33ALLO, our in-house CD33-directed CAR-T program, which we refer to as the trem-cel + VCAR33 Treatment System, in the post-transplant setting has the potential to transform patient outcomes and may offer the potential for cures for patients that have limited treatment options. The Treatment System would utilize the same healthy donor allogenic cell source for both trem-cel and VCAR33ALLO. We plan to collect initial data on trem-cel from the VBP101 clinical trial and initial clinical data from the first-in-human trial studying the VCAR33ALLO program prior to the Investigational New Drug (“IND”) submission for the Treatment System. We believe this approach may allow for a methodical development pathway for this novel-novel treatment combination.

We are also pursuing our first multi-targeted CD33-CLL1 Treatment System comprising a CD33-CLL1 multiplex-edited eHSC therapy and a CD33-CLL1 multi-specific CAR-T therapy. These next-generation, multiplex-edited eHSCs may enable a wide range of treatment options post-transplant, including the use of multi-specific CAR-T therapies.

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

Our Strategy

Our mission is to change the standard of care for patients with blood cancer by engineering HSCs to enable use of targeted therapies post-transplant. Our strategy to accomplish this mission is as follows:

•
Demonstrate trem-cel engrafts in patients and behaves like a typical HSCT. While extensive in vitro and animal experiments have studied the biological dispensability of CD33, the VBP101 Phase 1/2a clinical trial is the first time humans have received a stem cell transplant with CD33 surface targets deleted from the HSCs. Initial clinical data from two patients showed robust engraftment of these cells, an important proof of concept for our platform. This initial data supports that CD33 may be biologically dispensable, and that same phenomenon may also occur with additional targets we are studying, including CD123, EMR2, and CD5.
•
Demonstrate trem-cel and progeny cells are protected from Mylotarg. As a CD33-directed targeted therapeutic, Mylotarg almost universally causes bone marrow toxicity in the form of cytopenias, which are decreased counts of blood cells such as neutrophils and platelets, which occurs even at low doses. Patients enrolled in the VBP101 Phase 1/2a clinical trial receive Mylotarg following their trem-cel transplant per a 3+3 dose escalation schema in the protocol. Initial clinical data in the first patient treated with Mylotarg showed neutrophil and platelet cell counts were maintained following three sequential Mylotarg doses at 0.5 mg/m2. We believe use of even more effective targeted therapies post-transplant may allow for longer relapse-free survival and our vision is to ultimately cure blood cancers by combining our eHSCs with these targeted therapies.
•
Advance in-house targeted therapies, including our wholly owned CAR-T therapy VCAR33 programs. Our VCAR33 programs are CAR-T therapy candidates designed to target CD33, a clinically validated target for AML. VCAR33 is made up of two programs with different cell sources.
o
VCAR33ALLO uses allogeneic healthy donor-derived cells. There has been an increasing appreciation for the value of cell phenotype in CAR-T approaches, and HLA-matched healthy donor cells are a potentially superior cell phenotype with improved persistence and in vivo expansion capability. We plan to submit an IND for this program in the first half of 2023 to support a Phase 1/2 clinical trial for patients with relapsed/refractory AML.
o
VCAR33AUTO uses autologous cells from each patient and is being studied in an ongoing Phase 1/2 clinical trial sponsored by the National Marrow Donor Program (“NMDP”) in young adult and pediatric patients with relapsed/refractory AML in a bridge-to-transplant study.

Clinical data generated from the VCAR33AUTO and VCAR33ALLO programs may inform the development of important new therapies for patients with relapsed/refractory AML. In addition,

these programs will collect important safety and efficacy data to inform the Treatment Systems discussed below.

•
Advance Treatment Systems comprising eHSCs and CAR-Ts, starting with the trem-cel + VCAR33 Treatment System. We intend to combine trem-cel and VCAR33ALLO as the trem-cel + VCAR33 Treatment System where patients would first receive a trem-cel HSCT, then subsequently VCAR33ALLO generated from the same healthy donor source as trem-cel. We believe that such a Treatment System could result in long-lived CAR-T cells in the patient without major hematologic toxicities and potentially enable prolonged remissions or cures in the post-transplant setting. We plan to develop the trem-cel + VCAR33 Treatment System by generating initial data on trem-cel from the VBP101 clinical trial, alongside initial clinical data from the VCAR33ALLO program, prior to IND submission.
•
Leverage our proprietary Vor Bio platform to discover and validate targets for additional eHSCs and CAR-Ts. We have applied expertise in HSC biology and genome engineering to focus on targets beyond CD33, including CD123, EMR2, and CD5. Additional targets may allow us to go beyond AML to target other cancers, and also provide multiplexing opportunities that allow modification of more than one target simultaneously, potentially obviating concerns around tumor heterogeneity or tumor escape mechanisms, and potentially allowing even more post-transplant treatment opportunities including multi-specific CAR-Ts. The CD33-CLL1 Treatment System is the first of such programs consisting of a multiplex-edited eHSC and multi-specific CAR-T.
•
Further establish and leverage our in-house cGMP cell therapy manufacturing. HSCs are unique cell types that require specialized genome engineering techniques as well as specific handling and manipulation processes. We have built considerable know-how manipulating genes of these cells and have also designed a highly efficient manufacturing and release process for trem-cel that fits into the standard HSC transplant process. In September 2022, we completed the build-out of our own in-house clinical manufacturing facility at our Cambridge, MA headquarters. The facility has been designed to support flexible clinical manufacturing for our eHSC and CAR-T product candidate pipeline and allow enhanced strategic control.

Our Approach—Engineering Hematopoietic Stem Cells to Enable Targeted Therapies Post-Transplant.

Our proprietary platform aims to change the traditional approach to tumor targeting by removing target expression from healthy cells, thereby engineering the patient’s cells to improve the tumor specificity of targeted therapies. We accomplish this by genetically modifying healthy donor HSCs to remove select cell surface targets. By removing these targets, we make these donor HSCs and their progeny treatment-resistant to targeted therapies and enable these treatments to selectively destroy cancerous cells while sparing healthy cells. As a result, our eHSCs are designed to limit the on-target toxicities associated with these targeted therapies, thereby enhancing their utility and broadening their applicability. We believe that combining our eHSCs and targeted therapies, such as CAR-Ts, bispecific antibodies, and ADCs, has the potential to transform the treatment of blood cancers, such as AML.

Our Proprietary Vor Bio Platform

We have built a technology platform to realize our vision that allows for selective cancer targeting with highly potent targeted therapies by leveraging our expertise and recent advances in stem cell biology and genome engineering. Our approach is in stark contrast to conventional approaches that have focused solely on developing the therapeutic and have faced clinical limitations due to toxicities. The key components of our proprietary Vor Bio platform are the following:

•
Leveraging Stem Cell Biology and Manufacturing Expertise. We have built an extensive understanding of the biology of HSCs to enable our eHSCs to retain their cellular viability and functionality during manipulation. In addition, we have built process development expertise centered around HSCs, enabling us to process these cells quickly, precisely, reproducibly, and efficiently for patients. We are continuing to develop our in-house clinical GMP manufacturing capabilities and facilities to further allow us to leverage our expertise and maintain strategic control over the manufacturing process.
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
•
Unlocking the Potential of Targeted Therapies. We believe our eHSCs are a potential solution to the lack of tumor-specific targets and enable selective cancer targeting. Our solution allows for treatment with potent agents, such as CAR-T therapies, whose utility and applicability have previously been limited, in part, by on-target toxicity. We are designing and developing targeted therapies that are optimized for use with our eHSCs in the post-HSCT setting.

Our goal is to replace the patient’s HSCs with next-generation, treatment-resistant eHSCs that unlock the potential of highly potent targeted therapies by leveraging our platform and expertise. Our platform is adaptive and has the potential to engineer cells, whether autologous or allogeneic, whether collected from mobilized peripheral blood stem cells, bone marrow or cord blood-derived stem cells, and with any human leukocyte antigen (“HLA”) matching strategy, such as complete, incomplete or haploidentical matches. We also believe that our eHSCs could be used with any specific conditioning regimen and believe our platform could be used with either myeloablative or reduced-intensity conditioning regimens.

Vor Bio’s Novel Technology Platform

Advantages of Our eHSC Technology and Manufacturing Process

Our eHSC technology is designed to confer advantages and address limitations associated with existing cell therapy processes.

•
Speed—Rapid Manufacturing Cycle and Vein-to-Vein Time. In contrast to other patient-specific cell therapies, such as CAR-T therapies and gene-modified allogeneic cell therapies, our eHSCs manufacturing is a rapid and elegant process that fits into the standard HSC transplant process. The primary reason we can produce eHSCs so quickly is the lack of a need for cell expansion. Our approach to creating eHSCs also does not involve the insertion of new genetic material, thereby avoiding complications related to the use of delivery modalities necessary for gene insertion, such as the viral vectors used in CAR-T therapies. The relatively simple and streamlined process of creating our eHSCs provides significant advantages in the required manufacturing infrastructure and we are continuing to develop in-house clinical current manufacturing capabilities to support our planned clinical trials. We believe the efficiency and low capital expenditure of our manufacturing process should translate into higher scalability, a lower cost of goods, and easy integration into routine transplant practice.

Vor Bio Streamlined Manufacturing Process

•
Investment in our own internal manufacturing facility. In September 2022, we initiated operations at our new in-house clinical manufacturing facility in Cambridge, Massachusetts to support our development of potentially transformative eHSCs and CAR-T therapeutic candidates for patients with blood cancers. The facility will provide us with end-to-end oversight over drug product for our planned clinical trials. With this new facility, we expect our manufacturing teams will be seamlessly integrated within our wider organization, a crucial component of our strategy as we continue to enroll our clinical studies. The facility has been designed to support clinical manufacturing for our cell therapy programs, including both eHSCs and CAR-T therapeutic candidates, and to be cGMP compliant. By integrating our internal research, process development, analytical development, manufacturing, and quality control testing capabilities under one roof, we aim to achieve flexible manufacturing capacity and to reduce the time and cost required to manufacture complex cell therapy clinical candidates.

Our Pipeline

Our pipeline of eHSC and CAR-T programs is shown below:

AML: acute myeloid leukemia; MDS: myelodysplastic syndrome; MPN: myeloproliferative neoplasm

*The VCAR33AUTO construct is being studied in a Phase 1/2 clinical trial sponsored by the NMDP, and timing of data release is dependent on the investigators conducting the trial.

Our Programs

Trem-cel for the Treatment of Blood Cancers

Overview

Trem-cel is our lead eHSC product candidate created by genetically modifying healthy donor HSCs in order to remove the CD33 surface target. We intend to develop trem-cel as an HSCT product candidate to replace the standard of care in transplant settings. Once the trem-cel cells have engrafted, we believe that patients can be treated with anti-CD33 therapies, such as Mylotarg or our CAR-T therapy product candidates, with limited on-target toxicity. We have initiated VBP101, a Phase 1/2a clinical trial in patients with CD33-positive AML who are at high risk of relapse.

VBP101 Clinical Trial

Our IND application for trem-cel in patients with AML was accepted by the U.S. Food and Drug Administration ("FDA") in January 2021, and we have initiated VBP101, our first-in-human Phase 1/2a trial of trem-cel in combination with Mylotarg.

Trem-cel has received Fast Track designation for the treatment of AML from the FDA, allowing for potential facilitated development and expedited review process, and Orphan drug designation (“ODD”), which is granted by the FDA to a drug or biologic intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the U.S. ODD granted therapies entitle companies to development incentives including tax credits for clinical testing, prescription drug user fee exemptions, and seven-year marketing exclusivity in the event of regulatory approval.

The clinical strategy for trem-cel is to initially evaluate engraftment and tolerability, then assess clinical activity in subsequent clinical trials.

The primary goals of the VBP101 trial are to evaluate tolerability and feasibility, with a focus on confirming that trem-cel can engraft in patients in a timely manner. Patients will then be eligible for subsequent treatment with Mylotarg. While this trial is not designed to evaluate the efficacy of the combination of trem-cel and Mylotarg, we may generate data on the incidence of the previously documented hematopoietic toxicities associated with Mylotarg. Any observed protection from such on-target toxicity in this Phase 1/2a trial would serve as an important proof of principle for our research and development platform.

The VBP101 clinical trial is enrolling CD33-positive AML patients who are at a high risk of relapse. We have started our screening process with patients who have achieved morphologic remission, which means they have no detectable AML blasts in peripheral blood. As part of routine clinical practice, genetic profiling is also used to identify those patients who have disease markers associated with a high risk of disease relapse, such as MRD status. After the primary disease in these patients is put into remission, we expect a substantial number of patients will have MRD or other disease markers showing high risk of relapse and therefore will be candidates for trem-cel.

To administer trem-cel, HSCs from matched healthy donors are isolated, engineered into trem-cel and then introduced into patients following myeloablative conditioning. We expect that engraftment of trem-cel will occur within 28 days of administration, which occurs in over 90% of standard HSCT procedures. As a safety measure, we freeze and preserve a portion of the original donor cells to use in case of the failure of trem-cel to engraft. At day 60, we re-evaluate patients for disease status. Those patients with successful trem-cel grafts who experience relapse of their AML will then become eligible to be treated with therapeutic doses of Mylotarg. Other patients are treated with maintenance doses of Mylotarg once a month for four months to address any remaining MRD.

We expect the key analytical and clinical read-outs of the VBP101 clinical trial to include the following:

•
Engraftment. Hematologic cell counts will be assessed following transplant with the expectation that absolute neutrophil cell counts will be greater than or equal to 500/mm3 by day 28 post-transplant for three consecutive days.
•
Mylotarg Toxicities. Patients receiving Mylotarg usually exhibit significant myelosuppression within one to two weeks following dosing. Patients will be monitored for neutrophil and platelet cell counts following Mylotarg dosing, and will be assessed for suitability for receiving repeat Mylotarg dosing.
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

Initial Clinical Data from the VBP101 Clinical Trial

In December 2022, we reported initial clinical data on the first patient (Patient 1) treated in the VBP101 trial; the patient was successfully transplanted with trem-cel and tolerated Mylotarg.

A product dose of 7.6 x106 CD34+ viable cells/kg, with a CD33 editing efficiency of 88% was manufactured. Following myeloablative conditioning, trem-cel was infused with no infusion reactions. The patient achieved neutrophil engraftment 10 days post-transplant which was within expectations for CD34-enriched transplants. Platelet recovery was observed on Day 22. Hematopoietic cell sub-population reconstitution was robust with over 90% of peripheral blood cells negative for CD33 expression, and 100% donor chimerism was achieved. These data provide proof-of-concept that trem-cel can engraft as expected and that CD33 does not appear to be biologically necessary for engraftment and hematopoietic reconstitution.

As of the last clinical data cut on February 6, 2023, (data presented at the 2023 TANDEM Meetings), neutrophil and platelet cell counts were maintained in Patient 1 approximately five months (147 days) after transplantation with trem-cel and following three sequential Mylotarg doses at 0.5 mg/m2. This suggests potential protection from Mylotarg-related hematotoxicity. The only adverse event observed possibly related to Mylotarg through dose 3 was low grade nausea and vomiting, a known side-effect of Mylotarg. Mylotarg first-dose pharmacokinetics revealed 0.5 mg/m2 achieved Cmax and AUC parameters equivalent to 1-2 mg/m2 and 4-5 mg/m2 accordingly, potentially due to the decreased CD33 antigen sink. Due to detectable MRD, Patient 1 was moved to other therapies following administration of the third dose of Mylotarg, subsequently relapsed, and remains on study for long-term follow-up.

In Patient 1, CD33-negative donor hematopoiesis was enriched across hematopoietic cell types following Mylotarg administration. In addition, the CD33 deletion was observed in donor cells of myeloid and lymphoid origin which were both enriched following Mylotarg, suggesting that CD33 is expressed in early hematopoietic cells and that Mylotarg treatment enriches for edited donor cells.

Patient 1 maintained neutrophil and platelet counts approximately five months (147 days) after transplantation with trem-cel. Due to detectable MRD, Patient 1 was moved to other therapies following administration of the third dose of Mylotarg, subsequently relapsed, and remains on study for long-term follow-up. Consistent with results from Patient 1, Patient 2 successfully received a trem-cel transplant and showed robust cell recovery with neutrophil engraftment occurring at Day 11 and platelet recovery on Day 17. Trem-cel was well tolerated, with no related and no unexpected adverse events (AEs) reported. Trem-cel was manufactured with 87% CD33 gene editing efficiency and the patient’s trem-cel dose was 3.2 x 106 CD34+ cells/kg.

Interest in enrollment in VBP101 continues to be strong with a high level of investigator enthusiasm at all nine study sites. We are moving forward with dose escalation of Mylotarg per the 3+3 dose escalation schema in the protocol and expect to report additional data by year-end 2023.

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

Rate of expression in bulk AML patient samples and leukemic stem cells

CD33 is an attractive target for the development of AML therapeutics based on preclinical and clinical results from third parties demonstrating the ability of anti-CD33 directed therapies to deplete tumor cells. However, CD33-directed therapeutic approaches have had limited impact in improving the prognosis of patients with AML due in part to on-target toxicity. This on-target toxicity can have myelosuppressive effects, such as neutropenia, which is an abnormally low number of certain white blood cells, and thrombocytopenia, which is an abnormally low number of platelets. A summary of the historic experience following a single dose of Mylotarg is shown below.

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

Trem-cel Preclinical Data

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

Preclinical Validation of CD33 Deletion in HSCs

While these preclinical data offer encouraging evidence of the non-essential nature of CD33, we believe the strongest support for our approach comes from existing human genetics data. We have found 65 individuals with homozygous loss of function mutations in the CD33 gene using the genetic database maintained by the Broad Institute. More recently, we identified 176 individuals with homozygous loss-of-function mutations in CD33 through the database maintained by the UK Biobank. This critical evidence suggests the non-essential nature of CD33 function in humans, and we published a white paper in January 2023 in Cell & Gene outlining our analysis of this data to inform our approach. We believe this finding of so-called “null mutants” among the adult human population, combined with the lack of discernable in vitro and in vivo effects observed with the removal of CD33, mitigates concerns associated with introducing CD33Del eHSCs in humans.

Trem-cel with Other Targeted Therapies

Mylotarg is currently the only anti-CD33 therapy approved by the FDA. We believe that other anti-CD33 therapies that are not yet approved, such as our VCAR33 product candidates or bispecific antibodies, may ultimately be better targeted therapies due to higher expected potency and target specificity. Different therapeutics may also be more suitable in various clinical settings and disease states. We therefore plan to support research and development efforts studying the benefits of trem-cel and other eHSC approaches with several targeted therapies using different treatment modalities. This strategy is intended to optimize the potential for trem-cel and other eHSC programs to eventually become a new standard of care in transplantation, unlocking the potential of multiple targeted therapies for patients with AML and other blood cancers.

Trem-cel and Myelodysplastic Syndrome and Myeloproliferative Neoplasm

Other blood cancers overexpress CD33, including myelodysplastic syndrome (“MDS”) and myeloproliferative neoplasms (“MPNs”). MDS consists of a spectrum of bone marrow cancers that are characterized by reduction in blood cell counts and an increase in immature blood cells in bone marrow. This condition evolves into AML in up to 30% of cases. Similarly, MPNs are a group of blood cancers such as chronic myelogenous leukemia, chronic neutrophilic leukemia, polycythemia vera, primary myelofibrosis and essential thrombocythemia where excessive fully differentiated blood cells are produced by the bone marrow, and these conditions may also evolve into more aggressive AML. Patients with these conditions can be segmented into different risk categories based on cell counts and cytogenetics, with intermediate- or high-risk patients often treated with HSCT, and together MDS and MPN are the most common indications for allogeneic HSCT outside of AML. Scientific evidence produced by third parties shows that blast cells responsible for MDS and MPN express CD33 and other myeloid cell surface targets. We believe trem-cel has the potential to provide a therapeutic window that enables anti-CD33 therapies to be effective in those settings, and we are exploring the potential use of trem-cel in combination with targeted therapies in these indications.

VCAR33 for the Treatment of Blood Cancers

Overview

VCAR33 is a CAR-T therapy designed to target CD33, a clinically-validated target for AML. VCAR33 uses a CAR moiety that recognizes CD33 on the outside of the cell surface using the huM195 CD33 binder. The same binder was used in lintuzumab, which is an agent that has been tested in clinical trials and demonstrated clinical activity. We licensed VCAR33 from the U.S. Department of Health and Human Services, as represented by National Cancer Institute (“NCI”) of the National Institutes of Health (“NIH”). We are studying VCAR33 with autologous and allogeneic cell sources.

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
•
VCAR33AUTO uses autologous cells from each patient and is being studied in an ongoing Phase 1/2 clinical trial sponsored by the NMDP in young adult and pediatric patients with relapsed/refractory AML in a bridge-to-transplant study. We have received cross-reference rights for the IND for the NMDP program. Timing of data release is dependent on the investigators conducting the trial.

Preclinical Proof of Concept

The NIH conducted preclinical studies to assess the ability of various CAR-T constructs, including a construct using the huM195 binder, to clear human AML tumor cells implanted in mice. These CAR-T constructs, as well as a saline solution and untransduced T cells used as controls, were administered to mice that were then observed over the course of a 10-week period. As shown in the figure below, the constructs containing the 4-1BB costimulatory domain were less active against the AML cells than those containing CD28. In addition, in other studies, the NIH noted toxicity signals in CAR constructs containing the hP67.6 binder, which is the same binder used in Mylotarg. As a result, the NIH chose to take the construct using the huM195 binder and CD28 costimulatory domain into clinical development.

Tumor cell clearance of CAR constructs in mouse xenograft models

VCAR33ALLO Clinical Development

We plan to study VCAR33ALLO in a Phase 1/2 clinical trial that will run in two phases: the first phase, which is expected to enroll approximately 12 patients, is designed to determine the maximum tolerated dose of VCAR33ALLO using a 3+3 trial design; the second phase, which is expected to enroll up to 12 patients, is an expansion phase designed to evaluate the rate of clinical response to treatment. VCAR33ALLO could cause bone marrow failure due to the elimination of normal hematopoiesis in the absence of an approach that limits on-target toxicity, and therefore, the clinical trial is studying VCAR33ALLO in the bridge-to-transplant setting, where bone marrow failure is manageable with subsequent transplant. Patients are monitored for safety endpoints associated with CAR-T therapy including evidence of cytokine release syndrome, hepatotoxicity and neurotoxicity. Since VCAR33ALLO uses T cells sourced from a healthy donor, there may be additional risk of these T cells attacking the patient called graft versus host disease, and incidence of this will be monitored in the trial. In addition, treatment-related mortality and time to engraftment, will be assessed post-HSCT to determine the safety of VCAR33ALLO in combination with the transplantation procedure. We plan to submit an IND for this clinical trial in the first half of 2023.

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

Our Solution to Transform Patient Outcomes: The Trem-cel + VCAR33 Treatment System

We believe trem-cel could unlock the potential of anti-CD33 therapies that are much more potent than Mylotarg. We believe VCAR33ALLO could be a highly potent anticancer therapy that, when combined with trem-cel, would not be associated with severe myeloablative toxicities. We believe the trem-cel + VCAR33 Treatment System is a novel and comprehensive approach that has the potential to transform clinical outcomes and establish a new standard of care for patients suffering with AML.

An attractive feature of this Treatment System is to use the same allogeneic source of cells for both the eHSC and CAR-T. In this scenario, the apheresis product from the healthy donor can be processed to serve as starting materials for both products. One advantage of this approach is that donor-derived T cells should not recognize CAR-T cells as foreign, potentially prolonging persistence. In addition, sourcing T cells from healthy donors may provide a healthier, more abundant cell source, allowing for optimizations and efficiencies in the manufacturing process that are not possible with autologous sources. Unlike autologous CAR-T therapies, the manufacturing of the CAR-T cells would not be rate limiting when combined with trem-cel, as the CAR-T therapy would not be needed until 60 days after administration of trem-cel.

Trem-cel + VCAR33 Treatment System—Clinical Development

We intend to submit an IND application with the FDA and conduct a clinical trial of the trem-cel + VCAR33 Treatment System after we obtain the initial results from our trem-cel Phase 1/2a clinical trial and our planned VCAR33ALLO Phase 1/2 monotherapy clinical trial. We believe demonstration of disease clearance activity by VCAR33ALLO would provide a fundamental rationale for further development in a non-relapse/refractory population which is still high risk, including patients with poor prognostic molecular markers and/or MRD positivity. We would evaluate VCAR33ALLO in a post-trem-cel transplant setting to reduce the risk of recurrence or treat evidence of early relapse. Through use of trem-cel, we believe VCAR33ALLO could be used in a post-transplant maintenance setting since CD33 negative hematopoiesis established by the trem-cel graft would be protected from eradication. The objective of this trial would be to assess the safety and initial clinical efficacy of the trem-cel + VCAR33 Treatment System.

Ongoing Preclinical Programs

We believe our approach can extend beyond CD33 where targets fulfill three important criteria: firstly, these targets are expressed on cancer cells; secondly, these targets are expressed on cells of hematopoietic lineage (and therefore present a safety concern); and lastly there is evidence these protein targets are biologically dispensable. We have generated preclinical data exploring targets such as CD123, EMR2, and CD5 which all currently show promise fulfilling these criteria.

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

Multiplex Engineering: High Editing Efficiency Across CD123, CLL-1, and EMR2 Targets

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

We have developed several techniques for multiplex engineering HSCs. One such technique is sequential Cas9 editing, where HSPCs are subject to a two separate Cas9 edits separated by a defined time period in order to allow the first edit to complete before applying the second edit. This separation is important to avoid translocation errors, which are gene repairs resulting in one DNA segment joining other DNA segments from different parts of the same chromosome or segments of other chromosomes. As seen in the chart below left, we can efficiently knock out expression of both CD33 and CLL-1 from HSPCs using this technique.

Another technique involves a technology called base editing, which involves converting a specific DNA base into another at a targeted genomic locus. As such, base editing does not require a cut, lowering the risk of translocation errors. As seen in the chart on the below right, we can efficiently knock out expression of both CD33 and CLL-1 from HSPCs using a single base editing step.

Our expertise in multiplex engineering allowed us to make progress on a new program called the CD33-CLL1 Treatment System. This Treatment System is made up of the CD33-CLL1 multiplex-engineered eHSC and the CD33-CLL1 multi-specific CAR-T.

In vitro proof of concept for this approach is shown below. In this experiment we compared the survival of wild type, CD33Del, CLL-1Del and CD33Del+CLL-1Del cell lines when simultaneously exposed to CD33 and CLL-1 CAR-T treatments. We observed statistically significant higher survival of cell lines with protein removals corresponding to the CAR-T targets, with the highest survival in the cell line lacking both CD33 and CLL-1 surface targets. These results suggest that the removal of these surface targets provided protection of the cell lines from the target-specific effects of the CAR-T therapy.

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

We believe we will be able to commercialize our eHSCs and targeted therapies, if approved, with a focused footprint where we can leverage the existing logistical infrastructure of the NMDP and HSC transplants centers. HSCTs are performed at tertiary medical care hospitals with specialized HSC transplant centers. The United States, EU5 and Japan have approximately 200, 300 and 185 transplant centers, respectively. The transplant volumes are further concentrated with 15%, or approximately 30 U.S. transplant centers, performing 50% of U.S. transplants. Building on a concentrated network of transplant centers, we have the added advantage of a rapid manufacturing process of <14 days. This turn-around time for collecting cells and shipping is a critical component of a successful commercialization.

As shown below, we believe that our platform and approach gives us the ability to transform the treatment paradigm for patients suffering from AML at each significant step in their journey by increasing transplant eligibility, replacing the standard of care for transplants, and unlocking the potential of targeted therapies post-transplant.

Opportunity to Transform the Patient Journey

We believe multiple reimbursement pathways may be available in the United States to capture the value of eHSCs and targeted therapies, such as CAR-T. Effective for cost reporting periods beginning on or after October 1, 2020, under the Hospital Inpatient Prospective Payment System (“IPPS”), Medicare payment for HSCT will include a carve-out for the actual cost of stem cell acquisition and processing, and payment will instead be made on a reasonable cost basis. We believe this new rule may apply to innovative sources of donor stem cells like eHSCs. In addition, a new Medicare Severity Diagnosis-Related Group (“MS-DRG”) establishes a base payment rate of approximately $248,000 for CAR-T cases.

A potential alternative reimbursement pathway for eHSC is Medicare New Technology Add-on Payment (“NTAP”) which, if approved, allows for temporary reimbursement for new cell therapies above the standard MS-DRG payment threshold. When certain criteria are met, the Centers for Medicare & Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, may provide incremental reimbursement for up to 65% of the cost of therapy in addition to the standard MS-DRG payment. For patients covered by commercial insurance, we believe that reimbursement will be based on a case rate methodology with provisions for separate payments for new therapies such as eHSC. Lastly, risk-sharing agreements or value-based purchasing models is another option that is becoming more common with novel cell and gene therapies.

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

Manufacturing

We operate an in-house clinical manufacturing facility in Cambridge, Massachusetts to support development of our eHSC and CAR-T therapeutic candidates for patients with blood cancers. The facility is located in the same premises as our headquarters, in Cambridge, MA. We have designed the facility to support clinical manufacturing for our eHSC and cell therapy programs and to be cGMP compliant. By integrating our internal research, process development, analytical development, manufacturing, and quality control testing capabilities under one roof, we believe we can achieve flexible manufacturing capacity and reduce the time and cost required to manufacture our complex cell therapy clinical candidates. While this facility is now operational, we continue to rely on third-party contract manufacturers for our required raw materials, manufacturing devices, active pharmaceutical ingredients and finished product for our research and clinical manufacturing. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationship for the manufacture of material for clinical trials beyond Phase 1/2a or commercial supplies. We intend to enter into agreements with third-party contract manufacturers and one or more backup manufacturers for future production. Although we are developing certain in-house manufacturing capabilities for our current clinical needs, we continue to analyze the feasibility of building additional manufacturing capabilities for future development and commercial quantities of any products that we develop. Such products will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval.

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

In the case of our lead eHSC product candidate, trem-cel, we are not aware of any approved products in development that apply gene engineering technology to donor HSCs in order to reduce the on-target toxicity of targeted cancer therapies. However, Cimeio Therapeutics is a private company that is pursuing a “cell-shielding technology” with “paired immunotherapies” approach to improve HSCTs that could be competitive although there are no known pipeline candidates for CD33. Researchers at the University of Pennsylvania (“UPenn”) have published the results of academic studies on gene engineering HSCs for this purpose, and UPenn has licensed intellectual property related to this approach to Tmunity Therapeutics Incorporated who merged with Kite Pharma in 2022. UPenn, Dana Farber, Heidelberg University Hospital and Beam Therapeutics have presented preclinical research engineering HSCs paired with a targeted therapy as a HSCT conditioning approach and/or treatment for hematopoietic malignancies. We are also aware of many companies that are attempting to address the problem of on-target toxicity through other treatment modalities, by attempting to improve the specificity of targeted therapies, including CD33-directed targeted therapies, for AML and other hematological cancer cells. For example, Johnson & Johnson and Amgen Inc. have CD33-directed bispecific antibodies in Phase 1 clinical development. There are also regulatable CD33 CAR-Ts being pursued by 2seventy bio, AvenCell, Aleta Biotherapeutics and Senti Biosciences. If any of these companies successfully develop effective targeted therapies for hematological malignancies without significant on-target toxicity, we believe they could compete with our eHSCs, including trem-cel.

In the case of VCAR33, there are several companies exploring CAR-T therapies in early trials for relapsed/refractory AML. City of Hope has opened a Phase 1 clinical trial treating relapsed/refractory AML using patient-specific donor-derived (allogeneic) CD33-CAR T cells which is a similar approach to VCAR33ALLO using donor-derived (allogeneic) CD33-CAR-Ts post-transplant. There are also a number of autologous CAR-Ts in clinical phase development to treat relapsed/refractory AML, including Precigen, Inc., which is studying the CD33 target; Kite Pharma and Baylor College are studying CLL-1; St. Jude Children's Hospital, UPenn, Mustang Bio, Inc. and Cellectis S.A. are investigating CAR-T therapies targeting CD123. There are also a number of CAR-T clinical studies open in China. Dual targeting CAR-T cell-based approaches are also being studied by iCell Gene Therapeutics, LLC, Guangzhou Bio-Gene and Legend Biotech Corporation, each of which target both CD33 and CLL-1.

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

As of March 21, 2023, our owned patent portfolio is composed of more than 90 pending U.S. and foreign patent applications, approximately 8 pending U.S. provisional patent applications, and 6 granted U.S. patents. In addition, we have licensed 8 granted U.S. and foreign patents, and approximately 55 pending patent applications in the United States and foreign jurisdictions.

Patent Rights Relating to Our eHSC Programs

The patent portfolio related to our lead eHSC product candidate, trem-cel (formerly VOR33), includes four patent families that are exclusively licensed from Columbia. The first patent family licensed from Columbia is directed to compositions and methods for gene engineering lineage-specific cell surface antigens, such as CD33, in HSCs and use thereof, and includes eight granted U.S. and foreign patents, two pending U.S. applications and at least 13 pending foreign applications in Europe, Japan, Canada, China, Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2036, absent any applicable patent term extensions.

As of March 21, 2023, the second patent family licensed from Columbia, directed to compositions and methods of use of HSCs containing a single nucleotide polymorphism in CD33, includes an allowed U.S. application and two pending foreign applications in Europe and Japan. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2038, absent any applicable patent term extensions.

As of March 21, 2023, the third patent family licensed from Columbia, directed to compositions and methods for gene engineering CD33 in HSCs and use thereof, includes a pending U.S. application and at least 14 pending foreign applications in Europe, Japan, Canada, China, Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2040, absent any applicable patent term extensions.

As of March 21, 2023, the fourth patent family licensed from Columbia, directed to compositions and methods for inhibition of lineage-specific cell antigens using CRISPR-based base editor systems in HSCs and use thereof, includes a pending U.S. application and at least 8 pending foreign applications in Europe, Japan, Canada, China, Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2041, absent any applicable patent term extensions.

The patent portfolio related to trem-cel also includes three patent families that we own. As of March 21, 2023, the first family, directed to compositions and methods of engineering lineage-specific antigens in HSCs includes one pending patent application in the United States and 14 pending foreign applications in Europe, Japan, Canada, China, Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2038, absent any applicable patent term extensions. As of March 21, 2023, the second family, directed to compositions and methods of engineering multiple lineage-specific antigens in HSCs, includes six U.S. patents, three pending U.S. patent applications and at least 15 pending foreign patent applications. Any patents that grant from applications within these families would be expected to expire in 2039, absent any applicable patent term extensions. As of March 21, 2023, the third family, directed to compositions and methods of treating a hematopoietic malignancy, includes a pending Patent Cooperation Treaty (“PCT”) patent application. Any patents that grant from applications within this family would be expected to expire in 2041, absent any applicable patent term extensions.

We also own three patent families directed to compositions and methods of engineering specific antigens in HSCs, including CD33, CLL-1 and CD123. As of March 21, 2023, the first family, directed to compositions and methods for engineering CD33 in HSCs includes one pending U.S. application and eight pending foreign patent applications. As of March 21, 2023, the second family, directed to compositions and methods for engineering CLL-1 in HSCs includes one pending U.S. application and eleven pending foreign patent applications. As of March 21, 2023, the third family, directed to compositions and methods for engineering CD123 in HSCs includes one pending U.S. application and 11 pending foreign applications.

We also own eight patent families directed to compositions and methods of engineering additional target antigens in HSCs. These families include five pending PCT applications, three pending U.S. applications and five pending foreign patent applications. Any patents that grant from applications within these families would be expected to expire in 2041 or 2042, absent any applicable patent term extensions.

Patent Rights Relating to Our Targeted Therapy Programs

We own three patent families directed to compositions and methods of making and using CARs. As of March 21, 2023, two of these families each include one pending PCT application and one family includes one pending U.S. application and two pending foreign patent applications, and any patents that grant from applications in these families would be expected to expire in 2041, absent any applicable patent term extensions.

We have one patent family that is exclusively licensed from the NIH related to our VCAR33 program. As of March 21, 2023, the patent family licensed from NCI is directed to CARs targeting CD33, compositions containing cells expressing CARs, and methods of use thereof, and includes one pending U.S. application and at least 14 pending foreign applications in Europe, Japan, Canada, China, Australia and other countries. Any patents that grant from applications in this patent family would be expected to expire in 2039, absent any applicable patent term extensions.

We own one patent family directed to compositions and methods of using single domain antibodies targeting CD33. As of March 21 2023, this family includes one pending U.S. patent application and six pending foreign patent applications, any patents that grant from applications in this family would be expected to expire in 2041, absent any applicable patent term extensions.

Provisional Patent Applications

As indicated above, some of our owned patent applications are provisional patent applications. Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent applications and any patent protection on the inventions disclosed in our provisional patent applications. While we intend to timely file non-provisional patent applications relating to our provisional patent applications, we cannot predict whether any such patent applications will result in the issuance of patents that provide us with any competitive advantage. Moreover, the patent application and approval process is expensive and time-consuming. We may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

Trademarks

We also aim to obtain and maintain registration for trademarks that we consider are relevant to our business. As of March 21, 2023, we have filed for registration of the trademarks for VOR BIOPHARMA, for VOR33, for VOR, for our "V" logo, and for VOR BIO, for international class 5 (pharmaceuticals) under the Madrid Protocol, with more than 50 applications in the United States and foreign jurisdictions. We plan to register additional trademarks in connection with any future pharmaceutical products we may commercialize, if approved.

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
•
submission to the FDA of a Biologics License Application (“BLA”) for marketing approval that includes substantial evidence of safety, efficacy, purity and potency from results of nonclinical testing and clinical trials;
•
satisfactory completion of an FDA Advisory Committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, potency, quality and purity and, if applicable, the FDA’s current good tissue practices (“GTPs”) for the use of human cellular and tissue products;
•
potential FDA audit of the nonclinical GLP study and clinical investigators and clinical trial sites that generated the data in support of the BLA; and
•
FDA review and approval of the BLA and licensure of the manufacturing facility to permit commercial marketing of the product for particular indications for use in the United States.

Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety, biodistribution and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor must resolve any outstanding concerns of the FDA before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

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

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1. The biological product candidate is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients. The Center for Biological Research and Review has determined that healthy volunteers are not to receive any cell or gene therapy products in a Phase 1 trial because there are risks associated with these products and the effects may not be able to be evaluated in these healthy individuals. As a result, the recruitment of patients, the prolonger persistence of these therapies can prolong this phase of development in determining dose levels.
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

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up. These Phase 4 studies may be made a condition to approval of the BLA. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other related or unrelated gene and cell therapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial.

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

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods that are fully validated for testing the identity, strength, quality, potency and purity of the final biological product candidate. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life. Ensuring that the manufacturing process is robust and suitable to pass an FDA pre-approval inspection for a BLA is resource-intensive and requires sufficient time to prepare. Process improvement steps taken before, during and after a pivotal trial may also require a comparability protocol that would need to be conducted and reviewed by FDA.

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

If a product receives regulatory approval, the approval may be limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA also may require a ‘Black Box Warning’ for noting serious adverse effects or other critical warnings regarding the use of the product. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a risk management plan, a more formal REMS requirement or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

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

Additionally, a product candidate may be eligible for accelerated approval. Product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product candidate receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. The FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product candidate. Also, there is the possibility that reimbursement by certain federal programs in the future may be reduced for products that receive accelerated approval.

Breakthrough therapy designation is intended to expedite the development and review of product candidates that treat serious or life-threatening conditions. The designation by FDA requires preliminary clinical evidence that a product candidate, alone or in combination with other drugs and biologics, demonstrates substantial improvement over currently available therapy on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If the FDA designates a breakthrough therapy, it may take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the therapy; providing timely advice to, and interactive communication with, the sponsor regarding the development of the drug to ensure that the development program to gather the nonclinical and clinical data necessary for approval is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; assigning a cross-disciplinary project lead for the FDA review team to facilitate an efficient review of the development program and to serve as a scientific liaison between the review team and the sponsor; and considering alternative clinical trial designs when scientifically appropriate, which may result in smaller trials or more efficient trials that require less time to complete and may minimize the number of patients exposed to a potentially less efficacious treatment. Breakthrough therapy designation comes with all of the benefits of fast-track designation, which means that the sponsor may file sections of the BLA for review on a rolling basis if certain conditions are satisfied, including an agreement with FDA on the proposed schedule for submission of portions of the application and the payment of applicable user fees before the FDA may initiate a review. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same product candidate if relevant criteria are met. If a product candidate is designated as breakthrough therapy, FDA will expedite the development and review of such product candidate.

Specifically for cell and gene therapy products, a Regenerative Medicine Advanced Therapy ("RMAT") designation may be granted by FDA. It is a process designed to facilitate the development and expedite the review of such products to treat serious conditions and fill an unmet medical need. The criteria for the RMAT designation includes the following: a product that is intended to treat a serious condition, addresses an unmet medical need, and has clinical data demonstrating the product has the potential to address this unmet medical need.

Fast Track designation, priority review, accelerated approval, RMAT and breakthrough therapy designations do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or that the time period for FDA review and approval will not be shortened.

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, continuing user fee requirements, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although a physician may prescribe a legally available product for an off-label use, if the physician deems such product to be appropriate in his/her professional medical judgment, a manufacturer may not market or promote off-label uses. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling. A company that is found to have promoted off-label use of its product may be subject to significant liability, including administrative, civil and criminal sanctions.

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

There have been executive, legal and political challenges to certain aspects of the ACA. For example, in

December 2017, Congress repealed the tax penalty for an individual’s failure to maintain ACA -mandated health insurance as part of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), effective January 1, 2019. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will stay in effect until 2031, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. Further, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law, and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Europe/Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. Additionally, for cell and gene therapy products, the requirements for review and approval of genetically modified Organisms prior to clearance of a clinical trial application in Europe and other parts of the world are more time-consuming than in the United States and may delay initiation of clinical trials in these countries.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a Marketing Authorisation Application. The application used to file the BLA in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements. Also, with the withdrawal of the United Kingdom from the EU, the requirements in the United Kingdom now need to be addressed separately.

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

As of March 1, 2023, we had 133 full-time employees, 41 of whom held an M.D. or Ph.D. degree and 107 of whom are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Since inception, we have not generated any revenue and have incurred significant operating losses. For the years ended December 31, 2022 and 2021, our net loss was $92.1 million and $68.9 million, respectively. As of December 31, 2022, we had an accumulated deficit of $222.2 million. We have financed our operations primarily through the sale of our capital stock. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
advance and complete clinical trials of our product candidate trem-cel;
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
•
research, develop, acquire or in-license additional targeted therapies that could potentially be used in combination or sequence with trem-cel or other engineered hematopoietic stem cell (“eHSC”) product candidates;
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

•
maintain, expand and validate our own manufacturing facility that is designed to comply with current Good Manufacturing Practices (“cGMP”);
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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of trem-cel in acute myeloid leukemia (“AML”), advance our VCAR33 programs through clinical development, initiate clinical development of the trem-cel in combination or in sequence with VCAR33ALLO as a targeted therapeutic, which we refer to as the trem-cel + VCAR33 Treatment System, and otherwise continue to advance our research programs in support of our pipeline. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. In addition, we expect to continue to incur significant additional costs associated with operating as a public company this year and in future years. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

As of December 31, 2022, our cash, cash equivalents and marketable securities were $230.2 million. We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

•
the progress, results and costs of clinical trials for our product candidates;
•
the costs of continuing to build our technology platform, including in-licensing additional genome engineering technologies for use in developing our product candidates;
•
the costs of researching, developing, acquiring or in-licensing additional targeted therapies to use in combination or in sequence with trem-cel and other eHSC product candidates;
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

We are an early-stage company. We were founded in December 2015 and commenced operations in February 2016. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying product candidates and undertaking studies. For example, VBP101, our Phase 1/2a multicenter, open-label, first-in-human study of trem-cel in patients with AML, is in the early stages and, to date, we have released initial data for two patients, we have not yet submitted an Investigational New Drug (“IND”) application for our VCAR33ALLO program and our other programs are still in the preclinical or research stage. The risk of failure for these activities is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. For example, in September 2022, we initiated in-house manufacturing to produce supplies to support the IND for VCAR33ALLO at our Cambridge, MA headquarters, but the success of our in-house manufacturing capabilities and efforts has not yet been proven and we may fail to fully realize the cost-savings and efficiency gains that we expect. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

•
advance and complete clinical trials of our product candidate trem-cel;
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

As of December 31, 2022, we had gross federal net operating loss carryforwards of $153.6 million including $151.7 million that had an indefinite carryforward period and $1.9 million that were subject to expiration at various dates through 2037. Furthermore, we have state and local net operating loss carryforwards of $141.1 million which will expire at various dates through 2042. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, may be limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our initial public offering, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382 of the Code. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that our net operating losses are not already limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. There is a full valuation allowance for net deferred tax assets, including net operating loss carryforwards.

Risks Related to Discovery, Development, Manufacturing and Commercialization

eHSCs are a novel technology that is not yet clinically validated for human use. The approaches we are taking to create eHSCs are unproven and may never lead to marketable products.

We are developing trem-cel and other eHSCs for transplant into the human body. Although there have been significant advances in the field of genome engineering in recent years, these technologies have rarely been applied to hematopoietic stem cells (“HSCs”), and our approach is new and largely unproven. The scientific evidence to support the feasibility of developing eHSCs is both preliminary and limited. Successful development of eHSCs by us will require solving a number of challenges, including:

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

We have concentrated our research efforts to date on preclinical work to bring trem-cel into clinical development for the treatment of AML, and our future success is highly dependent on the successful development of eHSCs, such as trem-cel, and the therapeutic applications of these cells. We may decide to alter or abandon our initial programs as new data become available and we gain experience in developing eHSCs. We cannot be sure that our programs will yield satisfactory products that are safe and effective, scalable or profitable in our initial indication or any other indication we pursue.

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

We are substantially dependent on the success of our two most advanced product candidates, trem-cel and VCAR33ALLO. If we are unable to complete development of, obtain approval for and commercialize trem-cel or VCAR33ALLO in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely advance and complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates trem-cel and VCAR33ALLO. We are investing significant efforts and financial resources in the research and development of these product candidates. We released initial clinical data from VBP101, our Phase 1/2a multicenter, open-label, first-in-human trial of trem-cel in combination with Mylotarg in patients with AML, in December 2022 and February 2023 based on two patients and we are only in the early stages of advancing VCAR33ALLO through clinical development. VCAR33AUTO, a CAR-T substantially similar to our VCAR33ALLO program that uses autologous cells from each patient, as opposed to using allogeneic healthy donor-derived cells like our VCAR33ALLO program, is also undergoing a multi-site, investigator-initiated Phase 1/2 clinical trial in relapsed AML patients as a monotherapy in a bridge-to-transplant setting. This trial is currently sponsored and overseen by the National Marrow Donor Program (“NMDP”). Trem-cel and VCAR33ALLO will each require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote trem-cel, VCAR33ALLO or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of trem-cel and VCAR33ALLO will depend on several factors, including the following:

•
the acceptance of individual investigational review boards (“IRBs”) and scientific review committees at each clinical trial site as to the adequacy of the preclinical data package to support clinical development of trem-cel and their overall general agreement with the use of trem-cel in the intended patient population in the intended manner;
•
the willingness of clinical investigators to place patients in the clinical trials, and the willingness of patients to enroll in a clinical trial studying a first-in-human cell therapy;
•
the successful and timely completion of our Phase 1/2a clinical trial of trem-cel, the development of our VCAR33ALLO program and the ongoing Phase 1/2 clinical trial of VCAR33AUTO;

•
our ability to incorporate the results of the ongoing Phase 1/2 clinical trial of VCAR33AUTO for the treatment of AML into future regulatory filings;
•
the initiation and successful patient enrollment and completion of additional clinical trials of trem-cel and VCAR33ALLO on a timely basis;
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
•
the maintenance of existing, or the establishment of new, scaled production arrangements with third-party manufacturers to obtain, or the ability of our in-house manufacturing facility to produce, finished products that are appropriate for commercial sale of our programs, if either is approved;
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

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize trem-cel and/or VCAR33ALLO, which would materially harm our business. If we do not receive marketing approvals for trem-cel and VCAR33ALLO we may not be able to continue our operations.

We may not be successful in our efforts to identify, develop and commercialize additional product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

The success of our business depends primarily upon our ability to identify, develop and commercialize additional product candidates based on, or complementary with, our technology platform. Other than trem-cel, all of our other product development programs are still in the research or preclinical stage of development. Our research programs may fail to identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of efficacy in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. In addition, although we believe our technology platform will position us to rapidly expand our portfolio of product candidates beyond our current product candidates, our ability to expand our portfolio may never materialize.

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

There have been no clinical trials of eHSCs and a limited number of clinical trials of certain of the technologies we are using to engineer eHSCs and chimeric antigen receptor (“CAR”)-T cells, including the CRISPR/Cas9 method we are using in our trem-cel program. In the genetic medicine field, there have been several significant adverse events from genetically engineered treatments in the past, including reported cases of leukemia and death. There have also been recent studies suggesting that genome engineering using the CRISPR-Cas9 method may increase the risk that the modified cells themselves become cancerous or otherwise dysfunctional. There can be no assurance that our eHSCs or CAR-T cells and the genome engineering techniques that we may employ in their development will not cause undesirable side effects, as improper modification of a patient’s DNA could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells.

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

We are also relying on NIH to have conducted its research and development efforts, and on the NMDP to conduct its clinical trial, in accordance with applicable protocol, legal, regulatory and scientific standards, to accurately report the results of preclinical studies and clinical trials, and to correctly collect and interpret the data from these studies and trials. To the extent any of these has not occurred or does not occur, the expected time and costs of developing our VCAR33ALLO program, as well as the trem-cel + VCAR33 Treatment System, may be increased, which could adversely affect our business. Furthermore we do not control the timing of the ongoing NMDP trial or the release of information about the trial, including trial results, all of which negatively affect our ability to accurately estimate the timing of anticipated trial milestones. As a result, our estimates may prove to be inaccurate. Additionally, our ability to conduct clinical development of VCAR33ALLO could be delayed or otherwise adversely affected. The NMDP also may not publicize data from the trial in a manner that facilitates further clinical development by us, or at all. The NMDP may elect to publicize this data at a time or in a manner other than we desire or may interpret data from these trials in a manner differently than we do, any of which could harm our business.

Development of a product candidate such as trem-cel, which is intended for use in combination or in sequence with an already approved therapy, will present increased complexity and more or different challenges than development of a product candidate for use as a single agent.

We expect that our product candidate trem-cel, and any other eHSC product candidates that we may develop, will be required to be used in combination or in sequence with existing or future therapies in order to demonstrate more anti-cancer efficacy than unmodified HSCs. In particular, our Phase 1/2a clinical trial evaluates trem-cel in combination with Mylotarg and we anticipate conducting future trials of trem-cel with VCAR33ALLO as a Treatment System, and also potentially with other targeted therapies. Developing product candidates for use in combination or sequence with other therapies will present challenges. For example, the FDA may require us to use more complex clinical trial designs to evaluate the contribution of each product and product candidate to any observed effects. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled, which would require consent from the sponsoring company. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. For example, we do not have and do not currently plan to enter into a cross-labeling agreement with Pfizer with respect to Mylotarg, and therefore any such cross-labeling requirement from the FDA would require us to negotiate such an agreement with Pfizer. In addition, developments related to the already approved therapies may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved therapy’s safety or efficacy profile, changes to the availability of the approved therapy, changes to the standard of care and a decision by the sponsoring company to withdraw the therapy from the market. For example, Mylotarg was voluntarily withdrawn from the market in 2010 after post-approval testing indicated increased risks of hepatic veno-occlusive disease, or blockage of veins in the liver. Mylotarg was re-approved in 2017 with a lower recommended dose and for use in a new patient population. Also, while we do not currently require a license from or agreement with Pfizer to permit us to conduct clinical trials or, if approved, to commercialize trem-cel with Mylotarg as a targeted therapeutic, we do not have and do not plan to enter into a supply or license agreement with Pfizer that would require Pfizer to produce Mylotarg, or permit us to otherwise produce Mylotarg, for these purposes. If Mylotarg undergoes subsequent labeling changes, or if Mylotarg is again removed from the market due to renewed concerns about its safety profile, or for other reasons, our clinical trial of trem-cel, and our prospects for commercializing trem-cel, will be materially adversely affected. Further, we believe trem-cel could unlock the potential of anti-CD33 therapies, such as VCAR33ALLO, that are much more potent than Mylotarg and are not associated with severe myeloablative toxicities. While VBP101, our Phase 1/2a multicenter, open-label, first-in-human study of trem-cel in patients with AML, is not designed to evaluate the efficacy of the combination of trem-cel and Mylotarg, the clinical data for trem-cel in combination with Mylotarg may not reflect the potential efficacy of trem-cel in the long-term. For example, in February 2022, we announced that the first patient enrolled in VBP101 was moved to other therapies following administration of the third dose of Mylotarg due to detectable measurable residual disease, and subsequently relapsed, despite the patient maintaining neutrophil and platelet counts approximately five months after transplantation with trem-cel. Patient completion of our clinical trials could be impacted by the efficacy of Mylotarg or any other therapy administered in combination with our product candidates.

Furthermore, we will not be able to market and sell trem-cel or any product candidate we develop in combination with an unapproved cancer therapy, such as VCAR33 or other cell-based targeted therapeutics, for a combination indication, if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. To our knowledge, the FDA has not previously approved combined cell therapies, and we cannot be certain whether the FDA will apply existing guidance to cell therapies product candidates, such as the trem-cel + VCAR33 Treatment System, or will otherwise apply existing guidance in novel ways. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval. If the FDA, EMA or comparable foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market such combination therapy.

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

We are developing trem-cel so that it can be used in combination or in sequence with other product candidates that we in-license or develop ourselves, and we are focused on a product development strategy that includes leveraging the synergies among a comprehensive portfolio of our product candidates. For example, if the initial clinical trials of trem-cel and VCAR33ALLO are each successful, we anticipate conducting clinical trials of the trem-cel + VCAR33 Treatment System, for the treatment of myeloid malignancies such as AML. Our success may depend, in part, on our ability to develop a complementary product portfolio with product candidates that will address a major limitation of existing therapies. Given our limited experience in developing product candidates that have received marketing approval, we may not be successful in developing some of our product candidates. The failure of one of our product candidates to obtain regulatory approval or market acceptance may affect our ability to expand our market opportunities for our other product candidates or programs. Although we may develop product candidates that ultimately obtain marketing approval, if we are unable to successfully develop our current programs into a comprehensive portfolio of product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our current and future product candidates.

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

Trem-cel, and future eHSCs and CAR-T or other cell-based targeted therapeutics we may develop, including product candidates that are evaluated in clinical trials out of our control, such as the VCAR33AUTO trial currently sponsored by the NMDP, will be, created by altering the human genome. The clinical and commercial success of our potential products will depend in part on public understanding and acceptance of the use of genome engineering for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that genome engineering is unsafe, unethical or immoral, and, consequently, our current or future product candidates may not gain the acceptance of the public or the medical community. Adverse public attitudes may adversely impact the ability to enroll clinical trials for our current or future product candidates. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

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

Although our product candidates do not involve technologies to alter human embryos or the human germline, public debate about the use of genome engineering technologies in human embryos and heightened regulatory scrutiny could prevent or delay the development of our product candidates. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development, commercialization and demand of our current or future product candidates. Adverse events in the preclinical studies or clinical trials for our current or future product candidates or those of our competitors or of academic researchers utilizing genome engineering technologies, even if not ultimately attributable to product candidates we may identify and develop, and the accompanying publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of potential product candidates we may identify and develop, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product candidates. Use of genome engineering technology by a third party or government to develop biological agents or products that threaten U.S. national security could similarly result in such negative impacts to us.

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

We are initially developing trem-cel for use in patients receiving HSCT who have been determined to be at high-risk for relapse of AML in the anticipation that trem-cel would enhance the utility and broaden the applicability of therapies subsequently deployed. VCAR33ALLO or any other targeted therapeutic we may develop is not guaranteed approval as an earlier line therapy or in settings other than bridge to transplant. In addition, we may have to conduct additional large randomized clinical trials prior to or post gaining approval for use trem-cel in patients who have not experienced relapse and/or in combination with an earlier line of therapy or of VCAR33ALLO as or in combination with a different line of treatment.

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

Our product candidates require processing steps that are more complex than those required for most chemical and other biological pharmaceuticals. Moreover, unlike chemical and other biological pharmaceuticals, the physical and chemical properties of a gene-engineered cell therapy, such as an eHSC or CAR-T or other cell-based targeted therapeutics we may develop, generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate will perform in the intended manner. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims, insufficient inventory or potentially delay progression of our potential IND filings or clinical trials. If we successfully develop product candidates, we may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet FDA, EMA or other comparable applicable foreign standards or specifications with consistent and acceptable production yields and costs. In addition, our product candidates will require complicated delivery modalities, such as electroporation, which will introduce additional complexities in the manufacturing process. Any of the foregoing factors could limit our ability to replicate the vein-to-vein time achieved in our preclinical manufacturing of trem-cel in a clinical or, if approved, commercial setting.

Our product candidates consist, and any other eHSC or CAR-T or other cell-based targeted therapeutics we may develop will consist, of genetically engineered human cells, and the process of manufacturing such product candidates is complex, concentrated with a limited number of suppliers, highly regulated and subject to numerous risks. Manufacturing such product candidates involves harvesting cells from a donor or from the patient, altering the cells ex vivo using genome engineering technology, cryopreservation, storage and eventually shipment and infusing the cell product into the patient’s body. Our manufacturing process will be susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with the collection of starting material from the donor, shipping such material to the manufacturing site, shipping the final product back to the clinical trial recipient, preparing the product for administration, infusing the patient with the product, manufacturing issues or different product characteristics resulting from the differences in donor starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth and variability in product characteristics. Our manufacturing process, like that of a number of other cell therapy companies, is also characterized by limited numbers of suppliers, and in some cases sole source suppliers, with the manufacturing capabilities and know-how to create or source the materials, such as donor marrow cells and electroporation machines, used in our cell manufacturing. While we pursue multiple sources for the critical components of our manufacturing process, we may not be successful in securing these additional sources at all or on a timely basis. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in any of the manufacturing facilities in which products or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, because trem-cel and VCAR33ALLO are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the donor or patient to the manufacturing facility, through the manufacturing process and back to the clinical trial recipient. Maintaining a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product or regulatory action, including withdrawal of our products from the market. Any failure in the foregoing processes could render a batch of product unusable, could affect the regulatory approval of such product candidate, could cause us to incur fines or penalties or could harm our reputation and that of our product candidates.

We may make changes to our manufacturing process, including with respect to our in-house manufacturing capabilities, for various reasons, such as to control costs, achieve scale, decrease processing time, increase manufacturing success rate or for other reasons. Changes to our process made during the course of clinical development could require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. Other changes to our manufacturing process made before or after commercialization could require us to show the comparability of the resulting product to the product candidate used in the clinical trials using earlier processes. Such showings could require us to collect additional nonclinical or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If such data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate, which would materially adversely affect our business, financial condition, results of operations and growth prospects

In addition, the FDA, the EMA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials or product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to manage our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

Given the nature of biologics manufacturing, there is a risk of contamination during manufacturing. Any contamination could materially harm our ability to produce product candidates on schedule and could harm our results of operations and cause reputational damage. Some of the raw materials that we anticipate will be required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of trem-cel could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations and prospects. Also, due to the short time between the collection of donor HSCs, the manufacturing of trem-cel and the shipment to a transplant center for use in HSCT, there are limited opportunities for sterility testing and we anticipate that final testing may occur just before or after the administration trem-cel. Any delays in testing may delay administration of trem-cel and any administration prior to testing may result in positive bacterial tests and obligations to notify health authorities.

Any problems in our manufacturing process, including at either our in-house manufacturing facility or the facilities with which we contract could make us a less attractive collaborator for potential partners, including larger pharmaceutical companies and academic research institutions, which could limit our access to additional attractive development programs. Problems in internal or third-party manufacturing process or facilities, including our own facility that we are building, also could restrict our ability to ensure sufficient clinical material for any clinical trials we may be conducting or are planning to conduct and meet market demand for any product candidates we develop and commercialize.

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

Although we have initiated internal GMP manufacturing capabilities to produce supplies of our cell-based therapies for our clinical trials and are currently producing supplies to support the IND for VCAR33ALLO, in order to conduct clinical trials of our product candidates, we may need to work with third-party manufacturers to manufacture them in sufficient quantities if we are not able to produce sufficient quantities on our own. We, or our manufacturing partners or our third-party collaborators, may be unable to successfully increase the manufacturing capacity of our product candidates in a timely or cost-effective manner, or at all. We expect that each lot of trem-cel and VCAR33ALLO will need to be manufactured for a specific individual patient, and each lot will need to be individually tested and released for that patient. As a result, we may experience limited production capacity and be unable to meet the need of all patients who could benefit from treatment, if approved. In addition, quality issues may arise during scale-up activities. If we or our manufacturing partners or collaborators are unable to successfully scale up the manufacture of our current or future product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Results from preclinical studies are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our clinical trials may involve a small number of patients, which makes it difficult to predict whether early results from these trials will be indicative of the final results of the trials or be replicated in future trials. For example, we are actively recruiting for VBP101, our Phase 1/2a multicenter, open-label, first-in-human trial of trem-cel in combination with Mylotarg in patients with AML, and we released initial clinical data in December 2022 and February 2023 based on two patients. Although we believe the initial clinical data could provide important validating evidence of the potential of trem-cel and our broader eHSC approach, the final results of this trial may not be consistent with our interim results. For that reason, we do not know whether these candidates will be effective for the intended indications or safe in humans. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. This failure to establish sufficient efficacy and safety could cause us to abandon clinical development of our product candidates.

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

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize trem-cel, VCAR33, the trem-cel + VCAR33 Treatment System or any other product candidate we may develop in the United States or any other jurisdiction, and any such approval may be for a more narrow indication than we seek.

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

Adverse developments in post-marketing experience or in clinical trials conducted by others of gene therapy products, cell therapy products or products developed through the application of a genome engineering technology may cause the FDA, the EMA and other regulatory bodies to revise the requirements for development or approval of our product candidates or limit the use of products utilizing genome engineering technologies, either of which could materially harm our business. In addition, the clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential products. The regulatory approval process for novel product candidates, such as trem-cel, can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing genome engineering technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays or other impediments to our product candidate development, research programs or the commercialization of resulting products.

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

The FDA, EMA and other regulatory authorities typically assess the safety and efficacy of a product with sufficient data to justify marketing authorization. We expect that trem-cel and any other eHSC product candidates we develop will not, by themselves, provide any anti-tumor activity in patients that relapse after HSCT, and that our eHSCs could be effective after patients relapse only when administered in combination or sequence with other therapies. There are few precedents for product candidates with this potential mechanism of action. Furthermore, we are employing genome engineering technologies in the creation of our eHSCs that have not yet been clinically validated. During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA or other regulatory authorities will be able to determine the clinical efficacy and safety profile of our product candidates. As we are initially seeking to identify and develop product candidates to treat diseases using novel methods of action and new technologies, there is heightened risk that the FDA, the EMA or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Our product candidates are based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

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

From time to time, we may publish interim top-line or preliminary results from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. For example, we released initial clinical data from VBP101, our Phase 1/2a multicenter, open-label, first-in-human trial of trem-cel in combination with Mylotarg in patients with AML, in December 2022 and February 2023 based on two patients demonstrating neutrophil engraftment and platelet recovery, but these initial engraftment and platelet recovery results may not ultimately lead to efficacy of trem-cel. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and investors or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. The information we choose to publicly disclose may also be difficult for investors and analysts to analyze and they may not consider the data to be meaningful. If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, investors or analysts, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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
•
completion of a complex donor identification and screening process;
•
design of the trial protocol;

•
availability and efficacy of approved medications for the disease under investigation;
•
availability of genetic testing for potential patients;
•
ability to obtain and maintain patient informed consent;
•
risk that enrolled patients will drop out before completion of the trial, including due to side effects or characteristics that are unrelated to our product candidate;
•
eligibility and exclusion criteria for the trial in question;
•
perceived risks and benefits of the product candidate under trial;
•
perceived risks and benefits of genome engineering as a treatment approach;
•
perceived risks and benefits of the targeted therapeutics that may be administered in combination or in sequence with trem-cel or our other eHSC product candidates;
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

Trem-cel and any other eHSCs we may develop will require identification of patients that are likely to benefit from administration of our genetically engineered cells in combination with a targeted therapeutic. In addition, VCAR33ALLO and any other targeted therapeutic we develop will require identification of patients with myeloid malignancies that express specific surface targets and a matched healthy donor. If we, or any third parties that we engage to assist us, are unable to successfully identify such patients or eligible donors, or experience delays in doing so, then:

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

We may seek Fast Track designation and review for some or all of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition or disease, and nonclinical or clinical data demonstrate the potential to address an unmet medical need, the product may qualify for FDA Fast Track designation, for which sponsors must apply. The FDA has broad discretion whether or not to grant this designation. Thus, even if we believe a particular product candidate is eligible for this designation, the FDA may decide not to grant it. Although we have received Fast Track designation for trem-cel, we or our collaborators may not experience a faster development process, review or approval compared to conventional FDA procedures for trem-cel or any other product candidate for which we may receive Fast Track designation. In addition, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

Risks Related to Our Relationships with Third Parties

We rely on third parties for some aspects of our research and preclinical testing, and we rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We rely on third parties to conduct some aspects of our research and preclinical testing, and we rely on third parties, such as CROs, clinical data management organizations, medical institutions such as HSCT centers, and clinical investigators, to conduct our clinical trials. Any of these third parties may terminate their engagements with us at any time under certain criteria. If we need to enter into alternative arrangements, it may delay our product development activities.

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

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

Although we have initiated manufacturing at our in-house manufacturing space in our headquarters and are currently producing supplies to support the IND for VCAR33ALLO, we continue to currently rely on third-party manufacturers, pharmaceutical companies and marrow donor programs, including certain single source suppliers, for the manufacture and supply of materials for development of our product candidates and advancement of our current clinical trial, as well as our research programs and preclinical studies, and expect to continue to do so for future clinical testing and for commercial supply of our product candidates and for which we or our collaborators obtain marketing approval. We do not have a long-term agreement with many of these third-party manufacturers or suppliers, and we frequently purchase our required supply on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers or suppliers, reliance on third-party manufacturers entails additional risks, including:

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

In addition, in October 2020, we entered into a license agreement with the U.S. Department of Health and Human Services as represented by National Cancer Institute (“NCI”) of the NIH, pursuant to which we were granted an exclusive, worldwide license to certain intellectual property rights owned or controlled by NCI, including patents, patent applications, proprietary information, know-how and other intellectual property related to anti-CD33 CAR-T therapies, to develop, commercialize and sell one or more products for the prophylaxis or treatment of CD33-expressing hematological malignancies, including AML and other myeloid malignancies.

We are dependent on the patents, know-how and proprietary technology, licensed from Columbia and NCI for the development and, if approved, commercialization of trem-cel and VCAR33, respectively. Any termination of these licenses, or a finding that such intellectual property lacks legal effect, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates.

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

The patent application, prosecution and enforcement processes are subject to numerous risks and uncertainties, and there can be no assurance that we, our licensors, or any of our current or future collaborators will be successful in protecting our product candidates by obtaining, defending and/or asserting patent rights. These risks and uncertainties include the following:

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

Moreover, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, our owned and licensed patents or pending patent applications may be challenged in the courts or patent offices in the United States and abroad. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found. If such prior art exists, it may be used to invalidate a patent, or may prevent a patent from issuing from a pending patent application. For example, such patent filings may be subject to a third-party submission of prior art to the USPTO, or to other patent offices around the world. Alternately or additionally, we may become involved in post-grant review procedures, oppositions, derivation proceedings, ex parte reexaminations, inter partes review, supplemental examinations, or interference proceedings or challenges in district court, in the United States or in various foreign patent offices, including both national and regional, challenging patents or patent applications in which we have rights, including patents on which we rely to protect our business. An adverse determination in any such challenges may result in loss of the patent or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, or in denial of the patent application or loss or reduction in the scope of one or more claims of the patent application, any of which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

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

In order to market our product candidates, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. However, it may be unclear who owns the rights to intellectual property we wish to obtain, or we may be unable to secure such licenses or otherwise acquire or in-license intellectual property rights from third parties that we identify as necessary for our product candidates and technology we employ. For example, we employ a range of genome engineering technologies that are owned by third parties in our preclinical studies, as well as to manufacture the supply of eHSCs or other cell therapies used for clinical trials and, if approved, for commercialization of our product candidates. In particular, we rely on, and will continue to rely on, CRISPR-Cas9 genome engineering technology to create trem-cel. We currently conduct our preclinical research and clinical trials under 35 U.S.C. § 271(e)(1), which provides a safe harbor from patent infringement for uses of patented technology reasonably related to the development and submission of information under a federal law which regulates the manufacture, use, or sale of drugs. However, prior to commercializing any product candidates that rely on genome engineering technology owned by third parties, including trem-cel, we will be required to obtain a license to that technology covering our field of use. While genome engineering technology licenses, including for the CRISPR-Cas9 technology, have a very limited history, we believe companies typically secure commercial licenses for these technologies in the later stages of clinical development, in anticipation of the expiration of the safe harbor under federal law. While we are aware of both exclusive and non-exclusive licenses being granted for these technologies, we are not aware of any exclusive licenses covering the engineering of eHSCs. However, it is possible that such licenses exist, or will be granted to third parties in the future, and we may be unable to secure a license for our field of use on commercially reasonable terms or at all.

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

We are aware of several third-party patents and patent applications that if issued, may be construed to cover eHSC technology. For example, Miltenyi’s European patent EP3025719 covers technology related to eHSC products. This patent was subject to opposition proceedings before the European Patent Office Opposition Division (the “Opposition Division”) and in March 2021, the Opposition Division revoked the patent. However, this decision has been appealed and when or in what manner the Board of Appeal of the European Patent Office will act on the appeal is not clear. The oral proceedings with the Board of Appeal are scheduled for July 18, 2023. In a communication from the Board of Appeal dated December 8, 2022, the Board of Appeal indicated their preliminary opinion that the appeal is likely to be dismissed. In addition, the University of Pennsylvania has filed patent applications and has been granted at least one U.S. patent covering eHSC technology. These or other third parties owning or controlling patent rights may seek to allege that our development and commercialization of our eHSC products, including trem-cel, infringes such patent rights and file a patent infringement lawsuit against us in the future. While we believe that we have valid defenses against any such allegation or lawsuit, such defenses may ultimately be unsuccessful.

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

If we do not obtain patent term extension and data exclusivity for trem-cel or any other product candidates, our business may be materially harmed.

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
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS within the U.S. Department of Health and Human Services (“HHS”), information related to payments or other transfers of value made during the previous year to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the ACA. The ACA substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. There have been executive, judicial and Congressional challenges, to certain aspects of the ACA. For example, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We cannot predict the ultimate content, timing or effect of any such challenges or changes to the ACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business. For a more detailed discussion of U.S. healthcare reforms that may affect our business, see “Business—Healthcare Reform” in Part I, Item 1 of this Annual Report.

Federal and state governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, waivers from Medicaid drug rebate law requirements, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. The private sector has also sought to control healthcare costs by limiting coverage or reimbursement or requiring discounts and rebates on products. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA also, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022 directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

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

Risks Related to Employee Matters, Managing Growth and Information Technology

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

As a growing biotechnology company, we are actively pursuing new platforms and product candidates in many therapeutic areas and across a wide range of diseases. Successfully developing product candidates for and fully understanding the regulatory and manufacturing pathways to all of these therapeutic areas and disease states requires a significant depth of talent, resources and corporate processes in order to allow simultaneous execution across multiple areas. Due to our limited resources, we may not be able to effectively manage this simultaneous execution and the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, legal or regulatory compliance failures, loss of business opportunities, loss of employees and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. For example, in June 2021 we entered into amendments to our Cambridgepark lease to expand our office, laboratory and manufacturing space, and, in September 2022, we initiated manufacturing to produce supplies to support the IND for VCAR33ALLO at our in-house manufacturing space in Cambridgepark. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to compete effectively and commercialize our product candidates, if approved, will depend in part on our ability to effectively manage the future development and expansion of our company.

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

Our stock price is, and is likely to continue to be, volatile. For example, our stock traded within a range of a high price of $63.62 and a low price of $3.77 per share for the period of February 5, 2021, our first day of trading on the Nasdaq Global Select Market, through March 1, 2023. As a result of volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

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

Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, in December 2022 we filed a registration statement on Form S-3 to register the resale of up to 11,627,907 shares of common stock held by RA Capital Healthcare Fund L.P. which were purchased from us in a private placement.

We have also registered all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options on a registration statement on Form S-8 and will continue to register any additional shares that become available under such plans due to any annual, automatic increases under the terms of those plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company,” we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to continue to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. A severe or prolonged economic downturn, or additional global financial crises, including related to the ongoing COVID-19 pandemic or the armed conflict in Ukraine and the surrounding region, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

In addition, our available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of cash in our operating accounts and cash invested in money market funds. At any point in time, the funds in our operating accounts may exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail. We can provide no assurances that access to our operating cash or invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Holders

As of March 1, 2023, we had approximately 16 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

As of December 31, 2022, we have used $72.7 million of the net proceeds from our IPO primarily to fund the development of trem-cel (formerly VOR33), the development of VCAR33ALLO, VCAR33AUTO and trem-cel + VCAR33 Treatment System, and continued expansion of our platform technology, including to advance the research and development of additional eHSC and internal CAR-T programs, as well as for working capital and general corporate purposes.

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

Overview

We are a clinical-stage company with a vision is to cure blood cancers through engineering. Our mission is to change the standard of care for patients with blood cancer by engineering hematopoietic stem cells (“HSCs”) to enable the use of targeted therapies post-transplant. Leveraging our expertise in HSC biology and genome engineering, we genetically modify HSCs to remove surface targets and then provide these cells as hematopoietic stem cell transplants to patients. Once these cells engraft into bone marrow, the patient’s healthy cells are protected because they no longer express the surface target, leaving only the cancerous cells exposed. We believe this will unlock the potential of targeted therapies to selectively destroy cancerous cells while sparing healthy cells. As a result, our engineered HSCs (“eHSCs”) are designed to limit the on-target toxicities associated with these targeted therapies, thereby enhancing their utility, and broadening their applicability. We intend to pair future eHSC product candidates with targeted therapeutics such as our VCAR33 programs, chimeric antigen receptor (“CAR”)-T therapies designed to target CD33, as well as with potentially best-in-class targeted therapies from collaborators, to bring potentially transformative outcomes to patients and establish new standard of care Treatment Systems for blood cancers.

We are developing our lead eHSC product candidate, trem-cel (formerly VOR33), which we believe has the potential to transform the treatment for acute myeloid leukemia (“AML”) and other blood cancers. Trem-cel is created by genetically modifying healthy donor HSCs in order to remove the CD33 surface target. We intend to develop trem-cel as a hematopoietic stem cell transplant product candidate to replace the standard of care in transplant settings. Our investigational new drug (“IND”) application for trem-cel in patients with AML was accepted by the U.S. Food and Drug Administration (“FDA”) in January 2021, and we have initiated and are actively recruiting for VBP101, our first-in-human Phase 1/2a trial of trem-cel in combination with Mylotarg. We released clinical data for this trial most recently in February 2023, and expect additional engraftment and hematologic protection data by year-end 2023. If successful, this trial will provide important validating evidence of the potential of trem-cel and our broader eHSC approach.

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

We believe that the combination of trem-cel followed by treatment with VCAR33ALLO in the post-transplant setting, which we refer to as the trem-cel + VCAR33 Treatment System, may transform patient outcomes and offer the potential for cures for patients that have limited treatment options. The trem-cel + VCAR33 Treatment System would utilize the same healthy donor allogenic cell source for both trem-cel and VCAR33ALLO. Following ongoing discussions with the FDA and alongside improved scientific understanding of the differences in T-cell sources, we plan to collect initial data on trem-cel from the VBP101 clinical trial and initial clinical data from the VCAR33ALLO program prior to IND submission for the Treatment System. We believe this approach allows for a more methodical development pathway for this novel-novel treatment combination.

Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, building out our internal clinical manufacturing facility and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through December 31, 2022, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $459.2 million.

We have incurred significant operating losses since inception, including net losses of $92.1 million and $68.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $222.2 million.

As of December 31, 2022, we had cash, cash equivalents and investments of $230.2 million. We expect that our cash, cash equivalents and investments at December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025.

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
•
per patient trial costs;
•
successful patient enrollment in, and the initiation of, clinical trials, as well as drop out or discontinuation rates;
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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work;
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

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$64,550	$47,529	$17,021
General and administrative	28,868	21,489	7,379
Total operating expenses	93,418	69,018	24,400
Loss from operations	(93,418)	(69,018)	(24,400)
Other income:
Interest income	1,324	119	1,205
Total other income	1,324	119	1,205
Net loss	$(92,094)	$(68,899)	$(23,195)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	Change
External expenses	$23,535	$21,379	$2,156
Internal expenses:
Personnel expenses (including stock-based compensation)	29,955	20,690	9,265
Facilities and other expenses	11,060	5,460	5,600
Total research and development expenses	$64,550	$47,529	$17,021

Research and development expenses were $64.6 million for the year ended December 31, 2022, compared to $47.5 million for the year ended December 31, 2021. The increase of $17.1 million was primarily due to an increase in personnel expenses of $9.3 million, including an increase in stock compensation expense of $3.8 million, an increase in facility costs of $5.6 million from our laboratory and Good Manufacturing Practices (“cGMP”) manufacturing facility expansion, and an increase in clinical, manufacturing and consulting expenses of $2.2 million as a result of the ongoing trem-cel clinical trial and the development of the VCAR33 program.

General and Administrative Expenses

General and administrative expenses were $28.9 million for the year ended December 31, 2022, compared to $21.5 million for the year ended December 31, 2021. The increase of $7.4 million was primarily due to increased personnel expenses of $5.1 million including an increase in in stock compensation expense of $2.7 million, an increase in facilities and other expenses of $1.4 million as a result of our corporate headquarters office expansion, and an increase in professional fees of $0.9 million.

Other Income

Other income increased by $1.2 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in interest income was due to increases in interest received from our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $459.2 million as of December 31, 2022.

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

At-the-Market Sales Agreements

In March 2022, we entered into an open market sale agreement with Jefferies LLC ("Jefferies") as the sales agent pursuant to which we could issue and sell common stock with an aggregate value of up to $125.0 million in one or more at-the-market offerings (the "Jefferies ATM Facility”). Jefferies acted as the sole sales agent for any sales made under the Jefferies ATM Facility for a commission up to 3.0% on gross proceeds. The common stock was sold at prevailing market prices at the time of the sale. We sold 856,030 shares of common stock under the Jefferies ATM Facility during the year ended December 31, 2022 at a weighted average price per share of $5.23 for aggregate net proceeds of $4.3 million, after deducting commissions.

In December 2022, we terminated the Jefferies ATM Facility and entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the "Stifel ATM Facility"). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million. We will pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We sold 10,000 shares of common stock under the Stifel ATM Facility during the year ended December 31, 2022 at a weighted average price per share of $6.67 for aggregate year to date net proceeds of less than $0.1 million, after deducting commissions and issuance costs payable by us. As of December 31, 2022, $124.9 million remained available to be sold under the Stifel ATM Facility.

Offering and Concurrent Private Placement

In December 2022, we issued 15,302,267 shares of common stock in an underwritten public offering under our Shelf Registration Statement at a price per share of $4.30 for proceeds of $61.3 million, after deducting underwriting discounts, commissions, and offering expenses payable by us. In a separate concurrent private placement, we sold 11,627,907 shares of common stock at a price of $4.30 per share to RA Capital Healthcare Fund, L.P. for proceeds of $49.5 million, after deducting related placement fees payable by us.

Cash Requirements

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $230.2 million. We will need to raise additional capital in the future to fund our future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

We expect that our existing cash, cash equivalents and marketable securities at December 31, 2022, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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
•
expand our office, laboratory and manufacturing facility; and
•
experience any delays or encounter any issues with any of the above.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of our equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of our equity or convertible debt securities, including through the use of the Stifel ATM Facility, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic, geopolitical tensions and adverse macroeconomic conditions or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements that, have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(85,144)	$(69,144)
Net cash (used in) investing activities	(94,091)	(91,651)
Net cash provided by financing activities	117,140	232,911
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	$(62,095)	$72,116

Operating Activities

Net cash used in operating activities was $85.1 million for the year ended December 31, 2022, reflecting a net loss of $92.1 million and net cash use of $12.7 million for operating assets and liabilities, which were offset by non-cash charges of $19.6 million. The non-cash charges primarily consisted of stock-based compensation expense of $10.7 million, non-cash lease expense of $6.4 million and depreciation expense of $2.5 million.

Net cash used in operating activities was $69.1 million for the year ended December 31, 2021, reflecting a net loss of $68.9 million and net cash use of $9.2 million for operating assets and liabilities, which were offset by non-cash charges of $9.0 million. The non-cash charges primarily consisted of stock-based compensation expense of $4.3 million, non-cash lease expense of $3.0 million and depreciation expense of $1.4 million.

The $16.0 million increase in net cash used in operating activities for the year ended December 31, 2022 compared to the year ended December 31, 2021 was primarily due to an increase in operating expenses as a result of increased personnel expenses including an increase in stock compensation expense, facility costs from our laboratory and cGMP manufacturing facility expansion, and clinical and manufacturing expenses as a result of the ongoing trem-cel clinical trial.

Investing Activities

Net cash used in investing activities was $94.1 million for the year ended December 31, 2022, which consisted of purchases of $123.2 million of marketable securities and $8.5 million of property and equipment offset by proceeds of $37.6 million from the maturity of marketable securities. Net cash used in investing activities was $91.7 million for the year ended December 31, 2021, which consisted of purchases of $87.8 million of marketable securities and $3.9 million of property and equipment.

Financing Activities

Net cash provided by financing activities was $117.1 million for the year ended December 31, 2022, which consisted of proceeds of $111.5 million from the sale of common stock under the public offering and concurrent private placement, before deducting commissions and issuance costs payable by us, proceeds of $4.5 million from the sale of common stock under the Jefferies ATM Facility and the Stifel ATM Facility, and proceeds of $1.2 million from the exercise of stock options and purchases of common stock under our ESPP. Net cash provided by financing activities was $232.9 million for the year ended December 31, 2021, which consisted of proceeds of $45.4 million received from the sale and issuance of shares of our preferred stock and IPO net proceeds of $187.0 million.

Contractual Obligations and Other Commitments

Contractual obligations relate to future minimum lease payments for existing non-cancellable leases primarily relating to corporate office and laboratory real estate, with terms expiring through February 2030. Future minimum annual rental payments required under these operating lease agreements as of December 31, 2022 are described in more detail in Note 9 to our audited consolidated financial statements, included elsewhere in this Annual Report.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the year ending December 31, 2022, there were no material changes to these assumptions.

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

See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2022 and 2021.

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

We may take advantage of these provisions until the last day of the fiscal year ending after the fifth anniversary of our initial public offering or such earlier time that we no longer qualify as an emerging growth company. We will cease to qualify as an emerging growth company on the date that is the earliest of: (i) December 31, 2026; (ii) the last day of the fiscal year in which we have more than $1.235 billion in total annual gross revenues; (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and we have been a public company for at least 12 months and have filed one annual report on Form 10-K; or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over the prior three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. We have taken advantage of certain reduced reporting requirements in this this Annual Report. Accordingly, the information contained herein may be different than you might obtain from other public companies in which you hold equity interests.

We are also a “smaller reporting company.” If we are a smaller reporting company at the time, we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be set forth under the captions “Executive Officers”, “Proposal No. 1 – Election of Two Class II Directors” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth under the captions “Executive Compensation” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans at December 31, 2022” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be set forth under the caption “Independent Registered Public Accountants’ Fees” in our Definitive Proxy Statement with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)
Exhibits

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-252175	4.1	February 1, 2021

4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated June 30, 2020	S-1/A	333-252175	4.2	February 1, 2021

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39979	4.3	March 14, 2022

10.1†	Patent License Agreement, by and between the Registrant and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, dated October 30, 2020	S-1	333-252175	10.3	January 15, 2021

10.2†	Exclusive License Agreement, by and between the Registrant and The Trustees of Columbia University in the City of New York (“Columbia”), dated April 28, 2016	S-1	333-252175	10.1	January 15, 2021

10.3†	First Amendment to Exclusive License Agreement, by and between the Registrant and Columbia, dated February 12, 2019	S-1	333-252175	10.2	January 15, 2021

10.4†	Second Amendment to Exclusive License Agreement, by and between the Registrant and Columbia, dated November 8, 2021	10-Q	001-39979	10.1	November 10, 2021

10.5	Lease Agreement, by and between the Registrant and PPF Off 100	S-1	333-252175	10.4	January 15, 2021

	Cambridge Park Drive, LLC (“Landlord”), dated December 17, 2019

10.6	First Amendment to Lease, by and between the Registrant and the Landlord, dated June 15, 2021	8-K	001-39979	10.1	June 17, 2021

10.7	Second Amendment to Lease, by and between the Registrant and the Landlord, dated June 15, 2021	8-K	001-39979	10.2	June 17, 2021

10.8+	2015 Stock Incentive Plan and Forms of Option Grant Agreements, Exercise Notices and Restricted Stock Agreement	S-1	333-252175	10.5	January 15, 2021

10.9+	2021 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	S-1/A	333-252175	10.6	February 1, 2021

10.10+	2021 Employee Stock Purchase Plan	S-1/A	333-252175	10.7	February 1, 2021

10.11+	Form of Indemnification Agreement with Executive Officers and Directors	S-1	333-252175	10.8	January 15, 2021

10.12+	Offer Letter, by and between the Registrant and Robert Ang, dated June 28, 2019	S-1	333-252175	10.9	January 15, 2021

10.13+	Offer Letter, by and between the Registrant and Nathan Jorgensen, dated March 20, 2020	S-1	333-252175	10.12	January 15, 2021

10.14+	Offer Letter, by and between the Registrant and Tirtha Chakraborty, dated August 28, 2019	S-1	333-252175	10.13	January 15, 2021

10.15+	Non-Employee Director Compensation Policy	S-1/A	333-252175	10.14	February 1, 2021

10.16+	Executive Severance and Change in Control Benefits Plan	S-1/A	333-252175	10.15	February 1, 2021

10.17	Open Market Sale AgreementSM, dated March 14, 2022, between the Registrant and Jefferies LLC	S-3	333-263541	1.2	March 14, 2022

10.18	Securities Purchase Agreement, dated as of December 7, 2022, by and between the Registrant and RA Capital Healthcare Fund, L.P.	8-K	001-39979	10.1	December 7, 2022

10.19	Sales Agreement, dated December 23, 2022, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated	8-K	001-39979	1.1	December 23, 2022

21.1	Subsidiaries of the Registrant	S-1	333-252175	21.1	January 15, 2021

23.1	Consent of Ernst & Young LLP	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL.

+ Indicates management contract or compensatory plan.

† Portions of the exhibit have been omitted as the Registrant has determined that: (i) the omitted information is not material; and (ii) the omitted information is the type that the Registrant treats as private or confidential.

* This certification is being furnished and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, and are not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VOR BIOPHARMA INC.

Date: March 23, 2023	By:	/s/ Robert Ang
Robert Ang, M.B.B.S., M.B.A.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Ang	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2023
Robert Ang, M.B.B.S., M.B.A.

/s/ Nathan Jorgensen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2023
Nathan Jorgensen, Ph.D., M.B.A.

/s/ Matthew Patterson	Chairman of the Board	March 23, 2023
Matthew Patterson

/s/ Daniella Beckman	Director	March 23, 2023
Daniella Beckman

/s/ David C. Lubner	Director	March 23, 2023
David C. Lubner

/s/ Sven (Bill) Ante Lundberg	Director	March 23, 2023
Sven (Bill) Ante Lundberg, M.D.

/s/ Kush M. Parmar	Director	March 23, 2023
Kush M. Parmar, M.D., Ph.D.

/s/ Joshua Resnick	Director	March 23, 2023
Joshua Resnick, M.D.

VOR BIOPHARMA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vor Biopharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vor Biopharma Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020

Boston, Massachusetts

March 23, 2023

VOR BIOPHARMA INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$57,706	$119,801
Marketable securities	172,539	87,668
Prepaid expenses	4,368	4,836
Other current assets	2,337	2,094
Total current assets	236,950	214,399
Restricted cash equivalents	2,413	2,413
Property and equipment, net	12,634	6,853
Operating lease right-of-use assets	44,444	15,670
Other assets	2,925	3,255
Total assets	$299,366	$242,590
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,772	$1,545
Accrued liabilities	7,889	6,335
Operating lease liabilities	3,272	1,839
Other current liabilities	186	434
Total current liabilities	13,119	10,153
Long-term liabilities:
Operating lease liabilities—non-current	35,640	16,174
Total liabilities	48,759	26,327
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 66,079,597 and 37,375,428 shares issued and 65,996,138 and 37,174,741 outstanding as of December 31, 2022 and December 31, 2021, respectively	7	4
Additional paid-in capital	473,587	346,382
Accumulated other comprehensive loss	(770)	—
Accumulated deficit	(222,217)	(130,123)
Total stockholders’ equity	250,607	216,263
Total liabilities and stockholders’ equity	$299,366	$242,590
The accompanying notes are an integral part of these consolidated financial statements

VOR BIOPHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021
Operating expenses:
Research and development	$64,550	$47,529
General and administrative	28,868	21,489
Total operating expenses	$93,418	$69,018
Loss from operations	$(93,418)	$(69,018)
Other income:
Interest income	1,324	119
Total other income	1,324	119
Net loss	$(92,094)	$(68,899)
Cumulative dividends on redeemable convertible preferred stock	—	(1,228)
Net loss attributable to common stockholders	$(92,094)	$(70,127)
Net loss per share attributable to common stockholders, basic and diluted	$(2.33)	$(2.10)
Weighted-average common shares outstanding, basic and diluted	39,551,420	33,433,214

Other comprehensive loss:
Unrealized loss on available for sale investments	(770)	—
Total other comprehensive loss	(770)	—
Comprehensive loss attributable to common stockholders	$(92,864)	$(70,127)

The accompanying notes are an integral part of these consolidated financial statements

VOR BIOPHARMA INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND

STOCKHOLDERS' EQUITY (DEFICIT)

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(Deficit)
Balance, December 31, 2020	20,000,000	$2	107,194,866	$42,786	124,519,220	$64,548	505,074	$1	$2,158	$—	$(61,224)	$(59,065)
Issuance of Series B Redeemable Convertible Preferred Stock	—	—	—	—	87,259,605	45,375	—	—	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock upon closing of initial public offering	(20,000,000)	(2)	(107,194,866)	(42,786)	(211,778,825)	(109,923)	24,924,501	2	152,709	—	—	152,711
Issuance of common shares upon closing of initial public offering, net of offering costs and underwriter fees of $17,132	—	—	—	—	—	—	11,302,219	1	186,307	—	—	186,308
Issuance of common stock upon vesting and exercise of stock options	—	—	—	—	—	—	442,947	—	894	—	—	894
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,314	—	—	4,314
Net loss	—	—	—	—	—	—	—	—	—	—	(68,899)	(68,899)
Balance, December 31, 2021	—	$—	—	$—	—	$—	37,174,741	$4	$346,382	$—	$(130,123)	$216,263
Issuance of common stock upon vesting and exercise of stock options	—	—	—	—	—	—	671,796	—	1,233	—	—	1,233
Issuance of common stock upon vesting of restricted stock units	—	—	—	—	—	—	319,155	—	—	—	—	—
Issuance of common stock under the Employee Stock Purchase Plan	—	—	—	—	—	—	34,242	—	117	—	—	117
Issuance of common stock from at-the-market sales agreements	—	—	—	—	—	—	866,030	—	4,356	—	—	4,356
Issuance of common stock from offering and concurrent private placement, net of issuance costs	—	—	—	—	—	—	26,930,174	3	110,804	—	—	110,807
Stock-based compensation expense	—	—	—	—	—	—	—	—	10,695	—	—	10,695
Other comprehensive loss, net of tax							—	—	—	(770)	—	(770)
Net loss							—	—	—	—	(92,094)	(92,094)
Balance, December 31, 2022	—	$—	—	$—	—	$—	65,996,138	$7	$473,587	$(770)	$(222,217)	$250,607

The accompanying notes are an integral part of these consolidated financial statements

Vor Biopharma Inc.

CONSOLIDATED StatementS of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(92,094)	$(68,899)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	2,525	1,434
Non-cash lease expense	6,435	3,017
Stock-based compensation	10,695	4,315
Other	(12)	174
Changes in operating assets and liabilities:
Operating lease liability	(13,311)	(2,559)
Prepaid expenses and other current assets	225	(6,363)
Accounts payable and accrued liabilities	1,114	405
Other assets	(721)	(668)
Net cash used in operating activities	(85,144)	(69,144)
Cash flow from investing activities
Purchases of marketable securities	(123,189)	(87,757)
Proceed from maturities of marketable securities	37,560	—
Purchases of property and equipment	(8,462)	(3,894)
Net cash used in investing activities	(94,091)	(91,651)
Cash flow from financing activities
Proceeds from issuance of redeemable convertible preferred stock	—	45,375
Proceeds from the issuance of common stock upon closing of initial public offering, net of underwriter fees	—	189,198
Payment of initial public offering costs	—	(2,215)
Proceeds from the issuance of common stock from public offering and concurrent private placement, net of underwriter fees and issuance costs	111,524	—
Proceeds from the issuance of common stock from at-the-market sales agreements, net of issuance costs	4,451	—
Proceeds from stock option exercises and issuance of common stock under ESPP	1,165	553
Net cash provided by financing activities	117,140	232,911
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(62,095)	72,116
Cash, cash equivalents and restricted cash equivalents, beginning of period	$122,214	$50,098
Cash, cash equivalents and restricted cash equivalents, end of period	$60,119	$122,214
Supplemental disclosure of non-cash activities
Lease incentive paid by the landlord on behalf of the Company	$7,872	$—
Operating right-of-use assets and operating lease liability recorded upon lease commencement	$23,376	$35
Purchases of property and equipment in accounts payable and accrued liabilities	$38	$194
Financing costs associated with the sale of common stock included in accounts payable and accrued expenses	$812	$—
Conversion of redeemable convertible preferred stock to common stock upon closing of the initial public offering	$—	$152,711

A reconciliation of the cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$57,706	$119,801
Restricted cash equivalents	2,413	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$60,119	$122,214

The accompanying notes are an integral part of these consolidated financial statements

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

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents and investments at December 31, 2022 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

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

Investments

Investments in marketable debt securities are classified as available-for-sale. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such securities represent an investment of cash that is available for current operations.

Available-for-sale investments are reported at fair value at each balance sheet date. Changes in the market value of available-for-sale investments, excluding other-than-temporary impairments, are reflected as other comprehensive loss, a component of stockholders’ equity. Realized gains and losses are determined using the specific identification method and are included in other income in our consolidated statements of operations and comprehensive loss.

Investments are evaluated for other-than-temporary impairment at the end of each reporting period. Impairment is evaluated considering numerous factors, and their relative significance varies depending on the situation. Factors considered include whether a decline in fair value below the amortized cost basis is due to credit-related factors or non-credit-related factors, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment to allow for an anticipated recovery in fair value. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income and a new cost basis in the investment is established.

Restricted Cash

The Company had $2.4 million of restricted cash in the form of a letter of credit related to a lease at December 31, 2022 and 2021.

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

Measurement of Credit Losses

For financial assets measured at fair value through other comprehensive loss, the Company must record an allowance for credit losses at the end of each reporting period in the consolidated statement of operations. When developing an estimate of expected credit losses on financial assets, the Company will consider available information relevant to assessing the collectability of cash flows. This information may include internal information, external information, or a combination of both, relating to past events, current conditions, and reasonable and supportable forecasts for financial asset pools.

The Company’s investment in corporate bonds and U.S. treasury securities, reported as available-for-sale investments, and the associated accrued interest reported as other current assets on the consolidated balance sheets, is the only financial asset pool. The financial asset pool was determined by the type of financial asset instrument and its credit quality. Management does not expect a credit loss with this financial asset pool and determined an allowance was not required based on the issuers' current high quality credit ratings and the lack of default history on its obligations.

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

Property and Equipment, Net

Property and equipment, net is recorded at cost less accumulated depreciation. Depreciation expense is recorded using the straight-line method over the estimated useful life of the related asset, which are as follows:

Estimated Useful Life
Computer equipment	3 years
Manufacturing equipment	5 years
Furniture and equipment	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of remaining lease term or useful life

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
•
Expected Volatility—Because the Company does not have sufficient trading history for its common stock as of December 31, 2022, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
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

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share attributable to common stockholders calculation, restricted stock and stock options considered to be potentially dilutive securities were excluded from the calculation of diluted net loss per share attributable to common stockholders because their effect would be anti-dilutive and therefore, basic and diluted net loss per share attributable to common stockholders were the same for all reporting periods presented.

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

3. Investments

The amortized cost and estimated fair value of investments, by contractual maturity are as follows:

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate bonds	$5,001	$—	$(56)	$4,945
U.S. Treasuries	116,432	—	(617)	115,815

Maturing after one year through five years
U.S. Treasuries	51,876	—	(97)	51,779
Total	$173,309	$—	$(770)	$172,539

	December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate debt	$7,603	$—	$—	$7,603
U.S. Treasuries	30,119	—	—	30,119
Maturing after one year through five years
Corporate debt	5,006	—	—	5,006
U.S. Treasuries	44,940	—	—	44,940
Total	$87,668	$—	$—	$87,668

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$46,981	$—	$—	$46,981
Marketable securities
Corporate bonds	—	4,945	—	4,945
U.S. Treasuries	—	167,594	—	167,594
Total marketable securities	—	172,539	—	172,539
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$49,394	$172,539	$—	$221,933

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$95,339	$—	$—	$95,339
Marketable securities
Corporate bonds	—	12,609	—	12,609
U.S. Treasuries	—	75,059	—	75,059
Total marketable securities	—	87,668	—	87,668
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$97,752	$87,668	$—	$185,420

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of investments was determined based on observable market inputs. During the years ended December 31, 2022 and 2021, there were no transfers between levels.

Cash equivalents, restricted cash, accounts payable and accrued expenses are stated at their respective historical carrying values which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
(in thousands)	2022	2021
Computer equipment and software	$432	$317
Laboratory equipment	9,499	8,457
Manufacturing equipment	5,706	—
Other	568	163
Construction in progress	1,039	—
Total	17,244	8,937
Less: Accumulated depreciation	(4,610)	(2,084)
Property and equipment, net	$12,634	$6,853

Depreciation expense for the years ended December 31, 2022 and 2021 was approximately $2.5 million and $1.4 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in thousands)	2022	2021
Employee-related and other expenses	$4,408	$4,178
Research and development expenses	1,429	797
Professional fees	1,701	743
Other	351	617
Total accrued liabilities	$7,889	$6,335

7. Redeemable Convertible Preferred Stock and Stockholders' Equity

Series A-1, Series A-2, and Series B Redeemable Convertible Preferred Stock

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

On January 8, 2021, the Company issued and sold 87,259,605 shares of Series B redeemable convertible preferred stock at a price of $0.52 per share, for total gross and net proceeds of $45.4 million.

On February 9, 2021, the Company completed its IPO. Upon the closing of the IPO, all shares of Series A-1, A-2 and B redeemable convertible preferred stock then outstanding automatically converted into 24,924,501 shares of common shares. Upon conversion of the redeemable convertible preferred stock, the Company reclassified the carrying value of the redeemable convertible preferred stock to common shares and additional paid-in capital.

Preferred Stock

The Company has authorized up to 10,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the Company’s Board of Directors upon its issuance. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock outstanding.

Common Stock

As of December 31, 2022 and 2021, the Company’s authorized capital stock included 400,000,000 shares of its $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the Delaware General Corporation Law. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. No dividends have been declared or paid as of and for either of the years ended December 31, 2022 and 2021.

At-the-Market Sales

During 2022, the Company sold 866,030 shares of common stock at a weighted average price per share of $5.25 for aggregate net proceeds of $4.4 million, after deducting commissions.

Offering and Concurrent Private Placement

In December 2022, the Company issued 15,302,267 shares of common stock in an underwritten public offering at a price per share of $4.30 for proceeds of $61.3 million, after deducting underwriting discounts, commissions, and offering expenses payable by the Company. In a separate concurrent private placement, the Company sold 11,627,907 shares of common stock at a price of $4.30 per share to RA Capital Healthcare Fund, L.P. for proceeds of $49.5 million, after deducting related placement fees payable by the company.

8. Stock-Based Compensation

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

The number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each year through January 1, 2031, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Any grants that expire or are canceled, terminated, forfeited, fail to vest, or are withheld to satisfy a tax withholding obligation are allowed to be reissued under 2021 Plan. As of December 31, 2022, the Company had 570,800 shares of its common stock available for future issuance under the 2021 Plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Year Ended December 31,
	2022	2021
Fair value of common stock	$4.78	$23.63
Expected term (in years)	5.9	6.0
Expected volatility	78.8%	78.4%
Risk-free interest rate	2.5%	0.9%
Dividend yield	—	—

The following table summarizes the Company’s stock option activity for the year ended December 31, 2022:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	5,086,792	$6.17	8.00	$38,000
Granted	3,045,264	6.99
Vested and exercised	(671,796)	1.84
Forfeited	(889,678)	7.53
Expired	(99,058)	14.81
Outstanding at December 31, 2022,	6,471,524	6.69	8.28	$14,949
Exercisable at December 31, 2022	2,537,544	$6.18	7.68	$8,089

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the respective date.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $7.10 and $13.14 per share, respectively. As of December 31, 2022, total unrecognized compensation expense related to stock options was $16.2 million which is expected to be recognized over a weighted-average period of 2.29 years. The intrinsic value of stock options exercised was $2.2 million for the year ended December 31, 2022.

During the year ended December 31, 2020, options for 159,197 shares with a weighted-average exercise price of $2.59 and a weighted-average grant date fair value of $1.90 were exercised but unvested at the time of exercise. As of December 31, 2022 and 2021, options for 83,459 and 200,687 shares with weighted average exercise prices of $2.23 and $1.90 were exercised and unvested, respectively. The underlying proceeds from the unvested exercises of $0.2 million and $0.4 million is recorded in other current liabilities as of December 31, 2022 and 2021, on the consolidated balance sheet.

Restricted Stock Units

As of December 31, 2022, there were 1,430,200 restricted stock units outstanding under the 2021 Plan. The following table summarizes the Company's unvested restricted stock unit activity for the year ended December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	—	$-
Granted	2,009,000	5.64
Vested	(461,700)	6.00
Forfeited	(117,100)	6.00
Unvested at December 31, 2022	1,430,200	$5.49

As of December 31, 2022, total unrecognized compensation expense related to the unvested restricted stock units was $6.9 million, which is expected to be recognized over a weighted average period of 1.16 years. The Company did not grant any restricted stock units during the year ended December 31, 2021.

2021 Employee Stock Purchase Plan

In February 2021, the Company’s board of directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on February 5, 2021. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 1,800,000 shares. If purchase rights granted under the ESPP terminate without having been exercised, the shares of common stock not purchased under such purchase rights will again become available for issuance under the ESPP. As of December 31, 2022, the Company had 711,512 shares of its common stock available for future issuance under the ESPP.

The ESPP permits eligible employees to purchase common stock through accumulated payroll deductions at a purchase price equal to 85% of the lesser of the market value of the common stock at the beginning of the 6-month offering period or on the purchase date. The Company issued 34,242 shares with a weighted average purchase price of $3.41 during fiscal year 2022, which resulted in an immaterial amount of compensation expense. The Company did not issue any shares under the ESPP during the year ended December 31, 2021.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Research and development	$6,036	$2,281
General and administrative	4,659	2,034
Total stock-based compensation expense	$10,695	$4,315

9. Leases

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

The First Lease Amendment expanded the amount of space leased by the Company by an additional 10,262 square feet in exchange for aggregate total fixed rent payments of approximately $8.4 million with the annual fixed rental payments escalating from $0.8 million to $1.1 million during the term. The First Lease Amendment commenced for accounting purposes on January 28, 2022.

The Second Lease Amendment expands the amount of space leased by the Company by an additional 30,175 square feet in exchange for aggregate total fixed rent payments of approximately $22.3 million with the annual fixed rental payments escalating from $1.1 million to $3.0 million during the term. The Second Lease Amendment’s term commenced for accounting purposes on April 29, 2022.

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

The elements of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Operating lease cost	$6,435	$3,017
Short-term lease cost	—	52
Variable lease cost	1,798	1,099
Total lease cost	$8,233	$4,168

Amounts reported in the consolidated balance sheets and the weight-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	December 31, 2022	December 31, 2021
Assets
Operating lease right-of-use assets	$44,444	$15,670
Liabilities
Operating lease liabilities, current	$3,272	$1,839
Operating lease liabilities, non-current	35,640	16,174
Total lease liabilities	$38,912	$18,013
Weighted Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	7.7	8.64
Weighted-average discount rate	8.2%	9.4%

The following table represents other lease activity:

	Year Ended December 31,
(in thousands)	2022	2021
Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$13,311	$2,559
Right-of-use assets obtained in exchange for lease obligations	$23,376	$35

Future lease payments for noncancelable leases as of were as follows:

(in thousands)	December 31, 2022
2023	$6,315
2024	6,578
2025	6,644
2026	6,681
2027	6,882
Thereafter	19,991
Total lease payments	$53,091
Less: imputed interest	(14,179)
Present value of lease liabilities	$38,912

10. Significant Agreements

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

The Company is required to pay Columbia an annual license fee in the low five digits. The Company is also obligated to make milestone payments to Columbia of up to an aggregate of $0.2 million upon the achievement of certain clinical milestones and milestone payments to Columbia of up to an aggregate of $6.3 million for certain regulatory and commercial milestones for the first three products. In addition, the Company is required to pay Columbia escalating low single digits royalties on cumulative annual net sales of licensed products. As of December 31, 2022, and 2021, the Company had no obligations due in milestone payments.

National Institutes of Health License Agreement

In October 2020, the Company entered into a patent license agreement (the “Patent License”) with the U.S. Department of Health and Human Services, as represented by National Cancer Institute (“NCI”) of the National Institutes of Health (“NIH”). The terms of the Patent License require the Company to pay NCI de minimis minimum annual royalties, which royalties are creditable against earned royalties on sales of licensed products or licensed processes. The Company must also pay NCI tiered royalties on net sales of licensed products at rates in the low single digits. The Company is also required to pay NCI one-time milestone payments upon successful completion of specified clinical and regulatory milestones relating to the licensed products. The aggregate potential milestone payments are $8.0 million. In addition, the Company is required to pay NCI one-time milestone payments following aggregate net sales of licensed products at certain net sales up to $2.0 billion. The aggregate potential amount of these milestone payments is $6.0 million. To the extent the Company enters into a sublicensing agreement relating to a licensed product, the Company is required to pay NCI a percentage of the non-royalty-based consideration received from a sublicensee, with specified exclusions, which percentage ranges from the low single digits to low double digits. The Company is also required to reimburse NCI for its past patent expenses for the licensed patent rights, as well as the Company’s pro rata share of future patent expenses, in each case, in connection with NCI’s prosecution or maintenance of the licensed patent rights. As of December 31, 2022, and 2021, the Company had no obligations due in milestone payments.

11. Commitments and Contingencies

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

12. Defined Contribution Benefit Plan

The Company maintains a defined contribution plan under Section 401(k) (the “401(k) Plan”) of the Internal Revenue Code, as amended (the “Code”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, as well as Roth post tax deferrals. During 2021, the Company began to match 100% of compensation amounts deferred up to the first 1% of an employee's compensation plus 50% of compensation amounts deferred between 1% and 6% of an employee's compensation. All matching contributions are immediately vested. Expense recognized by the Company for matching contributions made in accordance with the 401(k) Plan was $0.8 million and $0.6 million for the years ended December 31, 2022 and December 31, 2021, respectively.

13. Income Taxes

The Company accounts for income taxes under FASB ASC 740 (“ASC 740”). For the years ended December 31, 2022 and 2021, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income rate to the Company’s effective income tax rate:

Year Ended December 31,
	2022	2021
Federal income tax rate	21.0%	21.0%
State income tax benefit	5.8%	6.0%
Permanent items	(0.4) %	(0.3) %
Research tax credits	5.5%	4.1%
Other	(0.4) %	(0.3) %
Valuation allowance	(31.5) %	(30.5) %
Effective income tax rate	—	—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Accrued expenses	$1,224	$972
Federal net operating loss carryforwards	32,262	25,060
State net operating loss carryforwards	8,919	6,913
Tax credits	10,712	5,675
Stock compensation	1,248	529
R&D Capitalization	14,881	—
Amortization	429	191
Lease liability	10,445	4,675
Total deferred tax assets	80,120	44,015
Valuation allowance	(68,348)	(39,401)
Net total deferred tax assets	$11,772	$4,614
Deferred tax liabilities:
Lease right of use asset	(11,951)	(4,234)
Depreciation and amortization	179	(380)
Total deferred tax liabilities	$(11,772)	$(4,614)
Net deferred tax assets	$—	$—

The Company has weighed the positive and negative evidence to assess the recoverability of its deferred tax assets. Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income. After this assessment, the Company determined it was more likely than not that the Company will not realize the benefit of its deferred tax assets. As a result, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2022 and 2021 was $68.3 million and $39.4 million, respectively. For the years ended December 31, 2022 and 2021, the Company recorded an increase in the valuation allowance of $28.9 million and $21.0 million, respectively, primarily related to net operating losses incurred by the Company.

As of December 31, 2022, the Company had gross U.S. federal net operating loss carryforwards of $153.6 million including $151.7 million that had an indefinite carryforward period and $1.9 million that were subject to expiration at various dates through 2037. As of December 31, 2022, the Company had state net operating loss carryforwards of $141.1 million which will expire at various dates through 2042. As of December 31, 2022, the Company had U.S. federal research and development tax credit carryforwards of $7.2 million which will expire at various dates through 2041 and state research and credit carryforwards of $4.3 million which will expire at various dates through 2036. The net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

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

As of December 31, 2022 and 2021, the Company did not have any unrecognized tax benefits. Any future interest and penalties related to income tax matters would be recognized in the provision for income tax. As of December 31, 2022 and 2021, the Company did not have a balance of accrued interest and penalties related to uncertain tax positions.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to several aspects of corporate income taxes. The CARES Act did not have a significant impact on the Company’s provision for income taxes.

The Company files income tax returns in the United States and various states. As of December 31, 2022, there were no income tax examinations in progress.

The tax years 2019 through present remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States. In addition, tax years prior to 2018 resulted in losses and the Company also generated research and development tax credits during those years. Since carryforward attributes generated in these years may be utilized in future years, years prior to 2018 may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period.

14. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021
Numerator:
Net loss	$(92,094)	$(68,899)
Cumulative dividends on redeemable convertible preferred stock	—	(1,228)
Net loss attributable to common stockholders	$(92,094)	$(70,127)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	39,551,420	33,433,214
Net loss per share attributable to common stockholders, basic and diluted	$(2.33)	$(2.10)

The Company’s potentially dilutive securities were stock options and restricted stock units. Based on the amounts outstanding at December 31, 2022 and 2021, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of December 31,
	2022	2021
Options to purchase common stock	6,471,524	5,086,792
Restricted stock units	1,430,200	—