Form 10-Q
period 2023-03-31
Vor Biopharma Inc.
filed 2023-05-11
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Number of shares of the registrant’s Common Stock outstanding as of May 5, 2023 was 66,956,800.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “might,” “intend,” “target,” “ongoing,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of this Quarterly Report on Form 10-Q and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
the timing and success of our in-house or third-party clinical manufacturing capabilities and efforts;
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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we

ii

expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. You should refer to the “Summary Risk Factors” and “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of material factors that could cause actual results or events to differ materially from the forward-looking statements that we make.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands, except share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$42,455	$57,706
Marketable securities	167,745	172,539
Prepaid expenses	6,239	4,368
Other current assets	459	2,337
Total current assets	216,898	236,950
Restricted cash equivalents	2,413	2,413
Property and equipment, net	11,856	12,634
Operating lease right-of-use assets	43,575	44,444
Other assets	2,791	2,925
Total assets	$277,533	$299,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,216	$1,772
Accrued liabilities	5,485	7,889
Operating lease liabilities	3,713	3,272
Other current liabilities	165	186
Total current liabilities	12,579	13,119
Long-term liabilities:
Operating lease liabilities—non-current	34,739	35,640
Total liabilities	47,318	48,759
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 66,991,060 and 66,079,597 shares issued and 66,934,897 and 65,996,138 outstanding as of March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	481,032	473,587
Accumulated other comprehensive loss	(174)	(770)
Accumulated deficit	(250,650)	(222,217)
Total stockholders’ equity	230,215	250,607
Total liabilities and stockholders’ equity	$277,533	$299,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Operating expenses:
Research and development	$21,915	$15,280
General and administrative	8,507	7,520
Total operating expenses	$30,422	$22,800
Loss from operations	$(30,422)	$(22,800)
Other income:
Interest income	1,989	63
Total other income	1,989	63
Net loss	$(28,433)	$(22,737)
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.61)
Weighted-average common shares outstanding, basic and diluted	66,265,703	37,293,438

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale investments	596	(1,072)
Total other comprehensive income (loss)	596	(1,072)
Comprehensive loss	$(27,837)	$(23,809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of stockholders’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2022	65,996,138	$7	$473,587	$(770)	$(222,217)	$250,607
Issuance of common stock upon vesting of RSUs and vesting and exercise of stock options, net of shares withheld for taxes	205,485	—	(340)	—	—	(340)
Issuance of common stock from open market sales agreement	733,274	—	3,717	—	—	3,717
Stock-based compensation expense	—	—	4,068	—	—	4,068
Other comprehensive income	—	—	—	596	—	596
Net loss	—	—	—	—	(28,433)	(28,433)
Balance at March 31, 2023	66,934,897	$7	$481,032	$(174)	$(250,650)	$230,215

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	(Deficit)
Balance at December 31, 2021	37,174,741	$4	$346,382	$—	$(130,123)	$216,263
Issuance of common stock upon vesting and exercise of stock options	161,573	—	247	—	—	247
Stock-based compensation expense	—	—	1,746	—	—	1,746
Other comprehensive loss	—	—	—	(1,072)	—	(1,072)
Net loss	—	—	—	—	(22,737)	(22,737)
Balance at March 31, 2022	37,336,314	$4	$348,375	$(1,072)	$(152,860)	$194,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(28,433)	$(22,737)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	837	426
Non-cash lease expense	1,953	920
Stock-based compensation	4,068	1,746
Interest (amortization) accretion on marketable securities	(1,202)	65
Changes in operating assets and liabilities:
Operating lease liability	(1,544)	(727)
Prepaid expenses and other current assets	7	(1,740)
Accounts payable and accrued liabilities	(88)	(722)
Other assets	134	(135)
Net cash used in operating activities	(24,268)	(22,904)
Cash flow from investing activities
Purchases of marketable securities	(23,408)	(5,044)
Proceeds from maturities of marketable securities	30,000	—
Purchases of property and equipment	(94)	(2,011)
Net cash provided by (used in) investing activities	6,498	(7,055)
Cash flow from financing activities
Payment of issuance costs related to underwritten public offering and concurrent private placement	(717)	—
Proceeds from the issuance of common stock from at-the-market sales agreement, net of issuance costs	3,622	—
Shares repurchased for tax withholdings upon vesting of restricted stock unit awards	(400)	—
Proceeds from stock option exercises	14	200
Net cash provided by financing activities	2,519	200
Net decrease in cash, cash equivalents and restricted cash equivalents	(15,251)	(29,759)
Cash, cash equivalents and restricted cash equivalents, beginning of period	$60,119	$122,214
Cash, cash equivalents and restricted cash equivalents, end of period	$44,868	$92,455
Supplemental disclosure of non-cash activities
Lease incentive paid by the landlord on behalf of the Company	$—	$1,509
Right-of-use assets obtained in exchange for lease obligations	$270	$6,377
Purchases of property and equipment in accounts payable and accrued liabilities	$3	$3,539

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Cash and cash equivalents	$42,455	$90,042
Restricted cash equivalents	2,413	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$44,868	$92,455

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

Risks and Uncertainties

The Company is subject to a number of risks common to development stage companies in the biotechnology industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, dependence on key personnel, protection of proprietary technology, reliance on third party organizations, risks of obtaining regulatory approval for any product candidate that it may develop, development by competitors of technological innovations, compliance with government regulations, geopolitical tensions, adverse macroeconomic conditions and the need to obtain additional financing.

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents and marketable securities at March 31, 2023 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain comparative amounts have been reclassified to conform to the current period presentation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

The accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).

During the three months ended March 31, 2023, there have been no changes to the Company’s significant accounting policies as described in the 2022 Annual Report.

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by contractual maturity are as follows:

	March 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate bonds	$5,000	$—	$(2)	$4,998
U.S. Treasuries	136,982	—	(178)	136,804
Maturing after one year through five years
U.S. Treasuries	25,937	6	—	25,943
Total	$167,919	$6	$(180)	$167,745

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate bonds	$5,001	$—	$(56)	$4,945
U.S. Treasuries	116,432	—	(617)	115,815
Maturing after one year through five years
U.S. Treasuries	51,876	—	(97)	51,779
Total	$173,309	$—	$(770)	$172,539

The unrealized losses of the Company’s marketable securities above were a result of market interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par value. The Company’s intent is to hold the investments until their maturity and any change in fair value that is not credit related is recognized as other comprehensive income (loss), net of applicable taxes. A credit-related impairment is recognized as an allowance to the balance sheet with a corresponding adjustment to earnings. The Company did not recognize any credit losses related to marketable securities for the three months ended March 31, 2023.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$35,610	$—	$—	$35,610
Marketable securities
Corporate bonds	—	4,998	—	4,998
U.S. Treasuries	—	162,747	—	162,747
Total marketable securities	—	167,745	—	167,745
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$38,023	$167,745	$—	$205,768

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$46,981	$—	$—	$46,981
Marketable securities
Corporate bonds	—	4,945	—	4,945
U.S. Treasuries	—	167,594	—	167,594
Total marketable securities	—	172,539	—	172,539
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$49,394	$172,539	$—	$221,933

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of investments was determined based on observable market inputs. There were no transfers between levels during the three months ended March 31, 2023.

Cash equivalents, restricted cash, accounts payable and accrued expenses are stated at their respective historical carrying values, which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Laboratory equipment	$9,571	$9,499
Manufacturing equipment	5,745	5,706
Computer equipment	432	432
Furniture, fixtures and other	567	568
Construction in progress	987	1,039
Total	17,302	17,244
Less: Accumulated depreciation	(5,446)	(4,610)
Property and equipment, net	$11,856	$12,634

Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.8 million and $0.4 million, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Employee-related expenses	$1,576	$4,408
Professional fees	1,461	1,701
Clinical expenses	1,070	532
Research and development expenses	627	569
Manufacturing expenses	572	328
Other	179	351
Total accrued liabilities	$5,485	$7,889

7. Stock-Based Compensation

Stock Incentive Plan

As of March 31, 2023, the Company had 1,148,889 shares of its common stock available for future issuance under its stock incentive plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over the remaining three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Three Months Ended March 31,
	2023	2022
Fair value of common stock	$3.98	$8.58
Expected term (in years)	6.0	6.0
Expected volatility	82.1%	78.3%
Risk-free interest rate	3.8%	1.7%
Dividend yield	—	—

During the three months ended March 31, 2023 and 2022, the Company granted stock options to purchase 1,543,219 shares and 1,818,298 shares of its common stock, respectively, with a weighted-average grant-date fair value of $5.53 and $5.84 per share, respectively. As of March 31, 2023, total unrecognized compensation expense related to stock options was $19.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.

As of March 31, 2023, options for 56,162 shares of Company common stock with a weighted-average exercise price of $1.36 were exercised and unvested. The underlying proceeds from the unvested exercises of $0.1 million is recorded in other current liabilities on the condensed consolidated balance sheet.

Restricted Stock Units

During the three months ended March 31, 2023, the Company granted 645,360 restricted stock units with a weighted-average grant date fair value of $5.55 per share. As of March 31, 2023, total unrecognized compensation expense related to restricted stock units was $8.2 million, which is expected to be recognized over a weighted-average period of 1.6 years. The Company did not grant any restricted stock units during the three months ended March 31, 2022.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Research and development	$2,354	$796
General and administrative	1,714	950
Total stock-based compensation expense	$4,068	$1,746

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

For further information regarding the Company’s Cambridgepark lease, please see Note 10 to the consolidated financial statements included in the 2022 Annual Report.

The elements of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease cost	$1,953	$920
Variable lease cost	597	341
Total lease cost	$2,550	$1,261

Amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	March 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$43,575	$44,444
Liabilities
Operating lease liabilities, current	$3,713	$3,272
Operating lease liabilities, non-current	34,739	35,640
Total lease liabilities	$38,452	$38,912
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	7.4	7.7
Weighted-average discount rate	8.2%	8.2%

The following table represents other lease activity:

	Three Months Ended March 31,
(in thousands)	2023	2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,544	$727
Right-of-use assets obtained in exchange for lease obligations	$270	$6,377

9. Significant Agreements

Since December 31, 2022, there have been no material changes to the key terms of the Company’s license agreements. For further information regarding the Company’s existing license agreements, please see Note 10 to the consolidated financial statements included in the 2022 Annual Report.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Numerator:
Net loss attributable to common stockholders	$(28,433)	$(22,737)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	66,265,703	37,293,438
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.61)

The Company’s potentially dilutive securities were stock options, unvested restricted stock and restricted stock units. Based on the amounts outstanding as of March 31, 2023 and 2022, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
Options to purchase common stock	7,872,497	6,341,581
Unvested restricted stock	1,792,185	165,348
Restricted stock units	56,162	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” in our 2022 Annual Report and in other reports we have filed or may file with the SEC, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage company with a vision to cure blood cancers through cell and genome engineering. Our mission is to change the standard of care for patients with blood cancer by engineering hematopoietic stem cells (“HSCs”) to enable the use of targeted therapies post-transplant. Leveraging our expertise in HSC biology and genome engineering, we genetically modify HSCs to remove surface targets and then provide these cells as hematopoietic stem cell transplants to patients. Once these cells engraft into bone marrow, the patient’s healthy cells are protected because they no longer express the surface target, leaving only the cancerous cells exposed. We believe this will unlock the potential of targeted therapies to selectively destroy cancerous cells while sparing healthy cells. As a result, our engineered HSCs (“eHSCs”) are designed to limit the on-target toxicities associated with these targeted therapies, thereby enhancing their utility, and broadening their applicability. We intend to pair future eHSC product candidates with targeted therapeutics such as our VCAR33 programs, chimeric antigen receptor (“CAR”)-T therapies designed to target CD33, as well as with potentially best-in-class targeted therapies from collaborators, to bring potentially transformative outcomes to patients and establish new standard of care Treatment Systems for blood cancers.

We are developing our lead eHSC product candidate, trem-cel (formerly VOR33), which we believe has the potential to transform the treatment for acute myeloid leukemia (“AML”) and other blood cancers. Trem-cel is created by genetically modifying healthy donor HSCs in order to remove the CD33 surface target. We intend to develop Trem-cel as a hematopoietic stem cell transplant product candidate to replace the standard of care in transplant settings. Our investigational new drug (“IND”) application for trem-cel in patients with AML was accepted by the U.S. Food and Drug Administration (“FDA”) in January 2021, and we have initiated and are actively recruiting for VBP101, our first-in-human Phase 1/2a trial of trem-cel in combination with Mylotarg. We expect to release additional clinical data for this trial in June 2023 and expect additional engraftment and hematologic protection data updates by year-end 2023. If successful, this trial will provide important validating evidence of the potential of trem-cel and our broader eHSC approach.

The VCAR33 programs are CAR-T therapy candidates designed to target CD33, a clinically-validated target for AML that we have licensed from the National Institutes of Health (“NIH”). VCAR33 is made up of two programs with different cell sources. The first uses autologous cells from each patient and is being studied in an ongoing Phase 1/2 clinical trial sponsored by the National Marrow Donor Program (“NMDP”) in young adult and pediatric patients with relapsed/refractory AML in a bridge-to-transplant study, which we refer to as VCAR33AUTO. The second uses allogeneic healthy donor-derived cells that we refer to as VCAR33ALLO. We are on track to submit an IND for our VCAR33ALLO program in the first half of 2023 to support a Phase 1/2 clinical trial for patients with relapsed/refractory AML. The NMDP is currently evaluating VCAR33AUTO in a multi-site Phase 1/2 clinical trial in young adult and pediatric patients with relapsed/refractory AML. The timing of the data release is dependent on the investigators conducting the trial. The NMDP is responsible for all aspects of the VCAR33AUTO trial, including the design of the trial, the manufacture of study product, the enrollment, dosing and follow-up of patients, the recording of trial data and the analysis of results. We did not control the preclinical development of VCAR33AUTO, which was conducted by the NIH, and we do not have rights under the license agreement to certain intellectual property, such as know-how, employed by the NMDP in manufacturing study product or conducting its clinical trial, however, the NMDP has permitted us to cross-reference its IND for this trial in future IND applications that we may submit with the FDA.

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

Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, building out our internal clinical manufacturing facility, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through March 31, 2023, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of $462.9 million.

We have incurred significant operating losses since inception, including net losses of $28.4 million for the three months ended March 31, 2023, and $92.1 million for the year ended December 31, 2022. As of March 31, 2023, we had an accumulated deficit of $250.7 million.

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $210.2 million. We expect that our cash, cash equivalents and marketable securities at March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, costs, and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates. There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report.

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

Other Income

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and marketable securities held in financial institutions.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Operating expenses:
Research and development	$21,915	$15,280	$6,635
General and administrative	8,507	7,520	987
Total operating expenses	30,422	22,800	7,622
Loss from operations	(30,422)	(22,800)	(7,622)
Other income:
Interest income	1,989	63	1,926
Total other income	1,989	63	1,926
Net loss	$(28,433)	$(22,737)	$(5,696)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2023	2022	Change
External expenses	$9,256	$6,504	$2,752
Internal expenses:
Personnel expenses (including stock-based compensation)	9,048	6,959	2,089
Facilities and other expenses	3,611	1,817	1,794
Total research and development expenses	$21,915	$15,280	$6,635

Research and development expenses were $21.9 million for the three months ended March 31, 2023, compared to $15.3 million for the three months ended March 31, 2022. The increase of $6.6 million was primarily due to an increase in clinical, manufacturing and consulting expenses of $2.7 million as a result of the ongoing trem-cel clinical trial and the development of our VCAR33 programs, an increase in personnel expenses of $2.1 million, and an increase in facility costs from our laboratory and cGMP manufacturing facility expansion of $1.8 million.

General and Administrative Expenses

General and administrative expenses were $8.5 million for the three months ended March 31, 2023, compared to $7.5 million for the three months ended March 31, 2022. The increase of $1.0 million was primarily due to increased personnel expenses of $0.8 million, including an increase in stock-based compensation expense of $0.7 million, and an increase in professional fees of $0.5 million, offset by a decrease in other expenses of $0.3 million.

Other Income

Other income increased by $1.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase in other income was due to increases in interest earned from our cash, cash equivalents and marketable securities held at financial institutions.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of $462.9 million as of March 31, 2023.

In order to fund our future operations, including our planned clinical trials, on March 14, 2022, we filed a universal shelf registration statement (the “Shelf Registration Statement”), to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. The Shelf Registration Statement was declared effective by the SEC on March 18, 2022. We believe that our Shelf Registration Statement provides us with the flexibility to raise additional capital to finance our operations as needed. In December 2022, we issued 15,302,267 shares of common stock in an underwritten public offering under our Shelf Registration Statement at a price per share of $4.30 for proceeds of $61.3 million, after deducting underwriting discounts, commissions, and offering expenses payable by us. In a separate concurrent private placement, we sold 11,627,907 shares of common stock at a price of $4.30 per share to RA Capital Healthcare Fund, L.P. for proceeds of $49.5 million, after deducting related placement fees payable by us. We may offer additional securities under our Shelf Registration Statement from time to time in response to market conditions or other circumstances if we believe such a plan of financing is in the best interests of our stockholders.

In December 2022, we entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the "Stifel ATM Facility"). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million. We will pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We sold 733,274 shares of our common stock under the Stifel ATM Facility during the three months ended March 31, 2023 at a weighted-average price per share of $5.12 for aggregate net proceeds of $3.7 million, after deducting commissions. As of March 31, 2023, $121.2 million remained available to be sold under the Stifel ATM Facility.

In February 2021, we closed our initial public offering of 11,302,219 shares of our common stock at a public offering price of $18.00 per share for aggregate net proceeds of $186.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Cash Requirements

As of March 31, 2023, there were no material changes in our short-term and long-term cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report.

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $210.2 million. We will need to raise additional capital in the future to fund our future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

We expect that our cash, cash equivalents and marketable securities at March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(24,268)	$(22,904)
Net cash provided by (used in) investing activities	6,498	(7,055)
Net cash provided by financing activities	2,519	200
Net decrease in cash, cash equivalents and restricted cash equivalents	$(15,251)	$(29,759)

Operating Activities

Net cash used in operating activities was $24.3 million for the three months ended March 31, 2023, reflecting a net loss of $28.4 million and net cash use of $1.5 million for operating assets and liabilities, which were offset by non-cash charges of $5.7 million. The non-cash charges primarily consisted of stock-based compensation expense of $4.1 million, non-cash lease expense of $2.0 million and depreciation expense of $0.8 million, offset by $1.2 million of non-cash interest earned on marketable securities.

The $1.4 million increase in net cash used in operating activities for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase in operating expenses such as clinical and manufacturing expenses related to the ongoing trem-cel clinical trial, increased personnel expenses including an increase in stock compensation expense, and facility costs from our laboratory and cGMP manufacturing facility expansion.

Investing Activities

Net cash provided by investing activities was $6.5 million for the three months ended March 31, 2023, which consisted of purchases of $23.4 million of marketable securities and $0.1 million of property and equipment offset by proceeds of $30.0 million from the maturity of marketable securities. Net cash used in investing activities was $7.1 million for the three months ended March 31, 2022, which consisted of purchases of $5.1 million of marketable securities and $2.0 million of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $2.5 million for the three months ended March 31, 2023, which consisted of proceeds from the issuance of common stock under the Stifel ATM Facility of $3.6 million, offset by the payment of $0.7 million of issuance costs related to the underwritten public offering under our Shelf Registration Statement and concurrent private placement that closed in December 2022, and $0.4 million of taxes paid related to net share settlement of equity awards. Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2022, which consisted of proceeds from stock option exercises.

Contractual Obligations and Other Commitments

Contractual obligations relate to future minimum lease payments for existing non-cancellable leases primarily relating to corporate office and laboratory real estate, with terms expiring through February 2030. During the three months ended March 31, 2023, there were no significant changes in contractual obligations and commitments from that described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Other Commitments” in our 2022 Annual Report.

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

As of March 31, 2023 and December 31, 2022, we had no debt outstanding and therefore were not exposed to related interest rate risk.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our 2022 Annual Report.

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

As of March 31, 2023, we have used $97.5 million of the net proceeds from our IPO primarily to fund the development of trem-cel (formerly VOR33), the development of VCAR33ALLO, VCAR33AUTO and trem-cel + VCAR33 Treatment System, and continued expansion of our platform technology, including to advance the research and development of additional eHSC and internal CAR-T programs, as well as for working capital and general corporate purposes.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-252175	4.1	February 1, 2021
4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated June 30, 2020	S-1/A	333-252175	4.2	February 1, 2021
10.1+	Non-Employee Director Compensation Policy					X
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

X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL.

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

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOR BIOPHARMA INC.

Date: May 11, 2023	By:	/s/ Robert Ang
Robert Ang President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Nathan Jorgensen
Nathan Jorgensen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)