Form 10-Q
period 2023-06-30
Vor Biopharma Inc.
filed 2023-08-10
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Number of shares of the registrant’s Common Stock outstanding as of August 4, 2023 was 67,538,680.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands, except share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$32,212	$57,706
Marketable securities	154,690	172,539
Prepaid expenses	3,952	4,368
Other current assets	539	2,337
Total current assets	191,393	236,950
Restricted cash equivalents	2,413	2,413
Property and equipment, net	11,458	12,634
Operating lease right-of-use assets	42,454	44,444
Other assets	3,268	2,925
Total assets	$250,986	$299,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,648	$1,772
Accrued liabilities	7,256	7,889
Operating lease liabilities	3,691	3,272
Other current liabilities	122	186
Total current liabilities	12,717	13,119
Long-term liabilities:
Operating lease liabilities—non-current	33,819	35,640
Total liabilities	46,536	48,759
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 67,464,265 and 66,079,597 shares issued and 67,433,560 and 65,996,138 outstanding as of June 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	485,508	473,587
Accumulated other comprehensive loss	(436)	(770)
Accumulated deficit	(280,629)	(222,217)
Total stockholders’ equity	204,450	250,607
Total liabilities and stockholders’ equity	$250,986	$299,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Operating expenses:
Research and development	$23,897	$15,333	$45,812	$30,613
General and administrative	8,277	6,459	16,784	13,979
Total operating expenses	$32,174	$21,792	$62,596	$44,592
Loss from operations	$(32,174)	$(21,792)	$(62,596)	$(44,592)
Other income:
Interest income	2,195	133	4,184	196
Total other income	2,195	133	4,184	196
Net loss	$(29,979)	$(21,659)	$(58,412)	$(44,396)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.58)	$(0.88)	$(1.19)
Weighted-average common shares outstanding, basic and diluted	67,033,150	37,437,063	66,651,547	37,365,647

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale investments	(262)	(254)	334	(1,326)
Total other comprehensive income (loss)	(262)	(254)	334	(1,326)
Comprehensive loss	$(30,241)	$(21,913)	$(58,078)	$(45,722)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of stockholders’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2022	65,996,138	$7	$473,587	$(770)	$(222,217)	$250,607
Issuance of common stock upon vesting of RSUs and exercise of stock options, net of shares withheld for taxes	205,485	—	(340)	—	—	(340)
Issuance of common stock from open market sales agreement	733,274	—	3,717	—	—	3,717
Stock-based compensation expense	—	—	4,068	—	—	4,068
Other comprehensive income	—	—	—	596	—	596
Net loss	—	—	—	—	(28,433)	(28,433)
Balance at March 31, 2023	66,934,897	$7	$481,032	$(174)	$(250,650)	$230,215
Issuance of common stock upon vesting of RSUs, vesting and exercise of stock options, and issuance of common stock from ESSP, net of shares withheld for taxes	381,775	—	(317)	—	—	(317)
Issuance of common stock from open market sales agreement	116,888	—	555	—	—	555
Stock-based compensation expense	—	—	4,238	—	—	4,238
Other comprehensive loss	—	—	—	(262)	—	(262)
Net loss	—	—	—	—	(29,979)	(29,979)
Balance at June 30, 2023	67,433,560	$7	$485,508	$(436)	$(280,629)	$204,450

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	(Deficit)
Balance at December 31, 2021	37,174,741	$4	$346,382	$—	$(130,123)	$216,263
Issuance of common stock upon vesting and exercise of stock options	161,573	—	247	—	—	247
Stock-based compensation expense	—	—	1,746	—	—	1,746
Other comprehensive loss	—	—	—	(1,072)	—	(1,072)
Net loss	—	—	—	—	(22,737)	(22,737)
Balance at March 31, 2022	37,336,314	$4	$348,375	$(1,072)	$(152,860)	$194,447
Issuance of common stock upon vesting and exercise of stock options	74,358	—	146	—	—	146
Issuance of common stock from open market sales agreement	95,564	—	553	—	—	553
Stock-based compensation expense	—	—	1,741	—	—	1,741
Other comprehensive loss	—	—	—	(254)	—	(254)
Net loss	—	—	—	—	(21,659)	(21,659)
Balance at June 30, 2022	37,506,236	$4	$350,815	$(1,326)	$(174,519)	$174,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(58,412)	$(44,396)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,707	1,001
Amortization of operating lease right-of-use assets	2,317	1,311
Stock-based compensation	8,306	3,487
Interest (amortization) accretion on marketable securities	(2,447)	120
Changes in operating assets and liabilities:
Operating lease liabilities, net	(1,729)	(7,037)
Prepaid expenses and other current assets	2,214	(728)
Accounts payable and accrued liabilities	19	(1,473)
Other assets	(343)	(181)
Net cash used in operating activities	(48,368)	(47,896)
Cash flow from investing activities
Purchases of marketable securities	(58,370)	(5,044)
Proceeds from maturities of marketable securities	79,000	3,130
Purchases of property and equipment	(493)	(7,843)
Net cash provided by (used in) investing activities	20,137	(9,757)
Cash flow from financing activities
Payment of issuance costs related to underwritten public offering and concurrent private placement	(717)	—
Proceeds from the issuance of common stock from at-the-market sales agreement, net of issuance costs	4,201	504
Shares repurchased for tax withholdings upon vesting of restricted stock unit awards	(945)	—
Proceeds from stock option exercises and the issuance of shares under ESPP	198	300
Net cash provided by financing activities	2,737	804
Net decrease in cash, cash equivalents and restricted cash equivalents	(25,494)	(56,849)
Cash, cash equivalents and restricted cash equivalents, beginning of period	$60,119	$122,214
Cash, cash equivalents and restricted cash equivalents, end of period	$34,625	$65,365
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$107	$23,376
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$1,331
Financing costs associated with the sale of common stock included in accounts payable and accrued expenses	$24	$—

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sums to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Cash and cash equivalents	$32,212	$62,952
Restricted cash equivalents	2,413	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$34,625	$65,365

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

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents and marketable securities at June 30, 2023 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

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

During the six months ended June 30, 2023, there have been no changes to the Company’s significant accounting policies as described in the 2022 Annual Report.

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by contractual maturity are as follows:

	June 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasuries	$155,126	$10	$(446)	$154,690
Total	$155,126	$10	$(446)	$154,690

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate bonds	$5,001	$—	$(56)	$4,945
U.S. Treasuries	116,432	—	(617)	115,815
Maturing after one year through five years
U.S. Treasuries	51,876	—	(97)	51,779
Total	$173,309	$—	$(770)	$172,539

The unrealized losses of the Company’s marketable securities above were a result of market interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par value. The Company’s intent is to hold the investments until their maturity and any change in fair value that is not credit related is recognized as other comprehensive income (loss), net of applicable taxes. A credit-related impairment is recognized as an allowance to the balance sheet with a corresponding adjustment to earnings. The Company did not recognize any credit losses related to marketable securities for the six months ended June 30, 2023.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$31,543	$—	$—	$31,543
Marketable securities
U.S. Treasuries	—	154,690	—	154,690
Total marketable securities	—	154,690	—	154,690
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$33,956	$154,690	$—	$188,646

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$46,981	$—	$—	$46,981
Marketable securities
Corporate bonds	—	4,945	—	4,945
U.S. Treasuries	—	167,594	—	167,594
Total marketable securities	—	172,539	—	172,539
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$49,394	$172,539	$—	$221,933

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of investments was determined based on observable market inputs. There were no transfers between levels during the six months ended June 30, 2023.

Cash equivalents, restricted cash, prepaid expenses, accounts payable and accrued expenses are stated at their respective historical carrying values, which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Laboratory equipment	$9,937	$9,499
Manufacturing equipment	6,817	5,706
Computer equipment	432	432
Furniture, fixtures and other	568	568
Construction in progress	11	1,039
Total	17,765	17,244
Less: Accumulated depreciation	(6,307)	(4,610)
Property and equipment, net	$11,458	$12,634

Depreciation expense for the three and six months ended June 30, 2023 was $0.9 million and $1.7 million, respectively, and for the three and six months ended June 30, 2022 was $0.6 million and $1.0 million, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Employee-related expenses	$3,123	$4,408
Professional fees	1,318	1,701
Clinical expenses	1,241	532
Research and development expenses	473	569
Manufacturing expenses	955	328
Other	146	351
Total accrued liabilities	$7,256	$7,889

7. Stock-Based Compensation

Stock Incentive Plan

As of June 30, 2023, the Company had 796,957 shares of its common stock available for future issuance under its stock incentive plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over the remaining three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Six Months Ended June 30,
	2023	2022
Fair value of common stock	$3.76	$8.30
Expected term (in years)	6.0	6.0
Expected volatility	81.9%	78.4%
Risk-free interest rate	3.7%	1.8%
Dividend yield	—	—

During the six months ended June 30, 2023 and 2022, the Company granted stock options to purchase 2,108,219 shares and 1,948,264 shares of its common stock, respectively, with a weighted-average grant-date fair value of $3.76 and $5.65 per share, respectively. As of June 30, 2023, total unrecognized compensation expense related to stock options was $19.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.

As of June 30, 2023, options for 30,704 shares of Company common stock with a weighted-average exercise price of $1.36 were exercised and unvested. The underlying proceeds from the unvested exercises of $0.1 million is recorded in other current liabilities on the condensed consolidated balance sheet.

Restricted Stock Units

During the six months ended June 30, 2023 and 2022, the Company granted 645,360 restricted stock units and 1,040,500 restricted stock units, respectively, with a weighted-average grant date fair value of $5.55 and $6.00 per share, respectively. As of June 30, 2023, total unrecognized compensation expense related to restricted stock units was $6.2 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

As of June 30, 2023, the Company had 666,535 shares of its common stock available for issuance under its Employee Stock Purchase Plan (“ESPP”).

During the six months ended June 30, 2023, the Company issued 44,977 shares with a weighted-average purchase price of $3.76 under the ESPP, which resulted in an immaterial amount of compensation expense. The Company did not issue any shares under the ESPP during the six months ended June 30, 2022.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$2,463	$909	$4,817	$1,705
General and administrative	1,775	832	3,489	1,782
Total stock-based compensation expense	$4,238	$1,741	$8,306	$3,487

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

For further information regarding the Company’s Cambridgepark lease, please see Note 9 to the consolidated financial statements included in the 2022 Annual Report.

The elements of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$1,948	$1,592	$3,901	$2,512
Variable lease cost	661	301	1,258	642
Total lease cost	$2,609	$1,893	$5,159	$3,154

Amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	June 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$42,454	$44,444
Liabilities
Operating lease liabilities, current	$3,691	$3,272
Operating lease liabilities, non-current	33,819	35,640
Total lease liabilities	$37,510	$38,912
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	7.2	7.7
Weighted-average discount rate	8.2%	8.2%

The following table represents other lease activity:

	Six Months Ended June 30,
(in thousands)	2023	2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,312	$8,522
Right-of-use assets obtained in exchange for lease obligations	$107	$23,376

9. Significant Agreements

Since December 31, 2022, there have been no material changes to the key terms of the Company’s license agreements. For further information regarding the Company’s existing license agreements, please see Note 10 to the consolidated financial statements included in the 2022 Annual Report.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(29,979)	$(21,659)	$(58,412)	$(44,396)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	67,033,150	37,437,063	66,651,547	37,365,647
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.58)	$(0.88)	$(1.19)

The Company’s potentially dilutive securities were stock options, unvested restricted stock and restricted stock units. Based on the amounts outstanding as of June 30, 2023 and 2022, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2023	2022
Options to purchase common stock	8,368,063	5,893,016
Unvested restricted stock	30,704	138,052
Restricted stock units	1,324,361	1,040,500

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

We are developing our lead eHSC product candidate, trem-cel (formerly VOR33), which we believe has the potential to transform the treatment for acute myeloid leukemia (“AML”) and other blood cancers. Trem-cel is created by genetically modifying healthy donor HSCs in order to remove the CD33 surface target. We intend to develop trem-cel as a hematopoietic stem cell transplant product candidate to replace the standard of care in transplant settings. Our investigational new drug (“IND”) application for trem-cel in patients with AML was cleared by the U.S. Food and Drug Administration (“FDA”) in January 2021, and we have initiated and are actively recruiting for VBP101, our first-in-human Phase 1/2a trial of trem-cel in combination with Mylotarg. We released clinical data for this trial most recently in June 2023, and we expect to release additional engraftment and hematologic protection data updates by year-end 2023. If successful, this trial will provide important validating evidence of the potential of trem-cel and our broader eHSC approach.

The VCAR33 programs are CAR-T therapy candidates designed to target CD33, a clinically-validated target for AML, that we have licensed from the National Institutes of Health (“NIH”). VCAR33 is made up of two programs with different cell sources. The first uses autologous cells from each patient and is being studied in an ongoing Phase 1/2 clinical trial sponsored by the National Marrow Donor Program (“NMDP”) in young adult and pediatric patients with relapsed/refractory AML in a bridge-to-transplant study, which we refer to as VCAR33AUTO.

The second uses allogeneic healthy donor-derived cells that we refer to as VCAR33ALLO. Our IND application for VCAR33ALLO was cleared by the FDA in June 2023, allowing us to proceed with a planned Phase 1/2 clinical trial for patients with relapsed/refractory AML. The Phase 1/2 clinical trial, VBP301, will enroll patients who have relapsed following allogeneic stem cell transplant, which uses lymphoid cells harvested from the original donor as starting material for the drug product.

The NMDP is also currently evaluating VCAR33AUTO in a multi-site Phase 1/2 clinical trial in young adult and pediatric patients with relapsed/refractory AML. The timing of the data release is dependent on the investigators conducting the trial. The NMDP is responsible for all aspects of the VCAR33AUTO trial, including the design of the trial, the manufacture of study product, the enrollment, dosing and follow-up of patients, the recording of trial data and the analysis of results. We did not control the preclinical development of VCAR33AUTO, which was conducted by the NIH, and we do not have rights under the license agreement to certain intellectual property, such as know-how, employed by the NMDP in manufacturing study product or conducting its clinical trial, however, the NMDP has permitted us to cross-reference its IND for this trial in IND applications that we submit with the FDA.

We believe that the combination of trem-cel followed by treatment with VCAR33ALLO in the post-transplant setting, which we refer to as the trem-cel + VCAR33 Treatment System, may transform patient outcomes and offer the potential for cures for patients that have limited treatment options. The trem-cel + VCAR33 Treatment System would utilize the same healthy donor allogenic cell source for both trem-cel and VCAR33ALLO. Following ongoing discussions with the FDA and alongside improved scientific understanding of the differences in T-cell sources, we plan to collect initial data on trem-cel from the VBP101 clinical trial and initial clinical data from the VCAR33ALLO program prior to IND submission for the Treatment System. The VBP301 protocol allows for patients who have received a trem-cel transplant on the VBP101 study to enroll onto VBP301 and receive VCAR33ALLO. This may provide valuable early insights into the potential of the Treatment System combining trem-cel and VCAR33ALLO to enable a more potent therapy and durable responses post-transplant. We believe this approach allows for a more methodical development pathway for this novel-novel treatment combination.

Our new in-house manufacturing facility recently completed Current Good Manufacturing Practices (cGMP) qualification activities and is now able to initiate clinical manufacturing of VCAR33ALLO for the VBP301 trial. The first engineering runs required in preparation for tech transfer of trem-cel to our in-house facility have been completed. We are on-track to commence in-house trem-cel manufacturing in 2023 and will continue to leverage a third-party to provide manufacturing redundancy.

We recently secured a worldwide non-exclusive license from Editas Medicine for ex vivo Cas9 gene-edited HSC therapies for the treatment and/or prevention of hematological malignancies. The license provides access to key intellectual property for the continued development and potential commercialization of edited HSCs including trem-cel, with the option to elect additional product candidate targets within the next five years.

Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, building out our internal clinical manufacturing facility, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through June 30, 2023, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of $463.5 million.

We have incurred significant operating losses since inception, including net losses of $30.0 million and $58.4 million for the three and six months ended June 30, 2023, and $92.1 million for the year ended December 31, 2022. As of June 30, 2023, we had an accumulated deficit of $280.6 million.

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $186.9 million. We expect that our cash, cash equivalents and marketable securities at June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$23,897	$15,333	$8,564
General and administrative	8,277	6,459	1,818
Total operating expenses	32,174	21,792	10,382
Loss from operations	(32,174)	(21,792)	(10,382)
Other income:
Interest income	2,195	133	2,062
Total other income	2,195	133	2,062
Net loss	$(29,979)	$(21,659)	$(8,320)

	Six Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$45,812	$30,613	$15,199
General and administrative	16,784	13,979	2,805
Total operating expenses	62,596	44,592	18,004
Loss from operations	(62,596)	(44,592)	(18,004)
Other income:
Interest income	4,184	196	3,988
Total other income	4,184	196	3,988
Net loss	$(58,412)	$(44,396)	$(14,016)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended June 30,
	2023	2022	Change
External expenses	$10,762	$6,019	$4,743
Internal expenses:
Personnel expenses (including stock-based compensation)	9,375	6,928	2,447
Facilities and other expenses	3,760	2,386	1,374
Total research and development expenses	$23,897	$15,333	$8,564

	Six Months Ended June 30,
	2023	2022	Change
External expenses	$20,018	$12,523	$7,495
Internal expenses:
Personnel expenses (including stock-based compensation)	18,423	13,887	4,536
Facilities and other expenses	7,371	4,203	3,168
Total research and development expenses	$45,812	$30,613	$15,199

Research and development expenses were $23.9 million for the three months ended June 30, 2023, compared to $15.3 million for the three months ended June 30, 2022. The increase of $8.6 million was primarily due to an increase in clinical, manufacturing and consulting expenses of $4.7 million as a result of the ongoing trem-cel clinical trial and the development of our VCAR33 programs, an increase in personnel expenses of $2.5 million, including an increase in stock-based compensation expense of $1.6 million, and an increase in facility costs from our laboratory and cGMP manufacturing facility expansion of $1.4 million.

Research and development expenses were $45.8 million for the six months ended June 30, 2023, compared to $30.6 million for the six months ended June 30, 2022. The increase of $15.2 million was primarily due to an increase in clinical, manufacturing and consulting expenses of $7.5 million as a result of the ongoing trem-cel clinical trial and the development of our VCAR33 programs, an increase in personnel expenses of $4.5 million, including an increase in stock-based compensation expense of $3.1 million, attributable to an increase in employee headcount to support the growth of our research and development efforts, and an increase in facility costs from our laboratory and cGMP manufacturing facility expansion of $3.2 million.

General and Administrative Expenses

General and administrative expenses were $8.3 million for the three months ended June 30, 2023, compared to $6.5 million for the three months ended June 30, 2022. The increase of $1.8 million was primarily due to an increase in personnel costs of $1.4 million, including an increase in stock-based compensation expense of $1.0 million, and an increase in facilities and other expenses of $0.4 million.

General and administrative expenses were $16.8 million for the six months ended June 30, 2023, compared to $14.0 million for the six months ended June 30, 2022. The increase of $2.8 million was primarily due to increased personnel expenses of $2.3 million, including an increase in stock-based compensation expense of $1.7 million, and an increase in professional fees of $0.5 million.

Other Income

Other income increased by $2.1 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Other income increased by $4.0 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in other income in both periods was due to increases in interest earned from our cash, cash equivalents and marketable securities held at financial institutions.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of $463.5 million as of June 30, 2023.

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

In December 2022, we entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the "Stifel ATM Facility"). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million. We will pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We sold 850,162 shares of our common stock under the Stifel ATM Facility during the six months ended June 30, 2023 at a weighted-average price per share of $5.11 for aggregate net proceeds of $4.3 million, after deducting commissions. As of June 30, 2023, $120.6 million remained available to be sold under the Stifel ATM Facility.

In February 2021, we closed our initial public offering of 11,302,219 shares of our common stock at a public offering price of $18.00 per share for aggregate net proceeds of $186.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Cash Requirements

As of June 30, 2023, there were no material changes in our short-term and long-term cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report.

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $186.9 million. We will need to raise additional capital in the future to fund our future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

We expect that our cash, cash equivalents and marketable securities at June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of our equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of our equity or convertible debt securities, including through the use of the Stifel ATM Facility, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical tensions and adverse macroeconomic conditions or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements that, have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(48,368)	$(47,896)
Net cash provided by (used in) investing activities	20,137	(9,757)
Net cash provided by financing activities	2,737	804
Net decrease in cash, cash equivalents and restricted cash equivalents	$(25,494)	$(56,849)

Operating Activities

Net cash used in operating activities was $48.4 million for the six months ended June 30, 2023, reflecting a net loss of $58.4 million and net cash use of $0.2 million for operating assets and liabilities, which were offset by non-cash charges of $9.9 million. The non-cash charges primarily consisted of stock-based compensation expense of $8.3 million, the amortization of operating lease right-of-use assets of $2.3 million and depreciation expense of $1.7 million, offset by $2.4 million of non-cash interest earned on marketable securities.

Net cash used in operating activities was $47.9 million for the six months ended June 30, 2022, reflecting a net loss of $44.4 million and net cash used of $9.4 million for operating assets and liabilities, that were partially offset by non-cash charges of $5.9 million. The non-cash charges primarily consisted of stock-based compensation expense of $3.5 million, the amortization of operating lease right-of-use assets of $1.3 million and depreciation expense of $1.0 million.

The $0.5 million decrease in net cash used in operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to differences in the timing of payments for research and development expenses incurred during each respective period.

Investing Activities

Net cash provided by investing activities was $20.1 million for the six months ended June 30, 2023, which consisted of purchases of $58.4 million of marketable securities and $0.5 million of property and equipment offset by proceeds of $79.0 million from the maturity of marketable securities. Net cash used in investing activities was $9.8 million for the six months ended June 30, 2022, which consisted of purchases of $5.1 million of marketable securities and $7.8 million of purchases of property and equipment, offset by proceeds of $3.1 million from the maturity of marketable securities.

Financing Activities

Net cash provided by financing activities was $2.7 million for the six months ended June 30, 2023, which consisted of proceeds from the issuance of common stock under the Stifel ATM Facility of $4.2 million, and proceeds from stock option exercises and purchases of common stock under the ESPP of $0.2 million offset by the payment of $0.7 million of issuance costs related to the underwritten public offering under our Shelf Registration Statement and concurrent private placement that closed in December 2022, and $0.9 million of taxes paid related to net share settlement of equity awards. Net cash provided by financing activities was $0.8 million for the six months ended June 30, 2022, which consisted of proceeds from the issuance of common stock under an open market sale agreement of $0.5 million, and proceeds from stock option exercises of $0.3 million.

Contractual Obligations and Other Commitments

Contractual obligations relate to future minimum lease payments for existing non-cancellable leases primarily relating to corporate office and laboratory real estate, with terms expiring through February 2030. During the six months ended June 30, 2023, there were no significant changes in contractual obligations and commitments from that described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Other Commitments” in our 2022 Annual Report.

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

As of June 30, 2023 and December 31, 2022, we had no debt outstanding and therefore were not exposed to related interest rate risk.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2023, we have used $121.6 million of the net proceeds from our IPO primarily to fund the development of trem-cel (formerly VOR33), the development of VCAR33ALLO, VCAR33AUTO and the trem-cel + VCAR33 Treatment System, and the continued expansion of our platform technology, including to advance the research and development of additional eHSC and internal CAR-T programs, as well as for working capital and general corporate purposes.

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

X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL.

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

VOR BIOPHARMA INC.

Date: August 10, 2023	By:	/s/ Robert Ang
Robert Ang President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Nathan Jorgensen
Nathan Jorgensen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)