Form 10-Q
period 2023-09-30
Vor Biopharma Inc.
filed 2023-11-07
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares of the registrant’s Common Stock outstanding as of November 3, 2023 was 67,805,687.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands, except share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$45,026	$57,706
Marketable securities	115,072	172,539
Prepaid expenses	3,673	4,368
Other current assets	667	2,337
Total current assets	164,438	236,950
Restricted cash equivalents	2,413	2,413
Property and equipment, net	10,824	12,634
Operating lease right-of-use assets	41,262	44,444
Other assets	4,086	2,925
Total assets	$223,023	$299,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,309	$1,772
Accrued liabilities	10,274	7,889
Operating lease liabilities	3,743	3,272
Other current liabilities	62	186
Total current liabilities	15,388	13,119
Long-term liabilities:
Operating lease liabilities—non-current	32,854	35,640
Total liabilities	48,242	48,759
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 67,798,343 and 66,079,597 shares issued and 67,785,469 and 65,996,138 outstanding as of September 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	488,873	473,587
Accumulated other comprehensive loss	(280)	(770)
Accumulated deficit	(313,819)	(222,217)
Total stockholders’ equity	174,781	250,607
Total liabilities and stockholders’ equity	$223,023	$299,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Operating expenses:
Research and development	$27,606	$16,875	$73,418	$47,488
General and administrative	7,710	7,226	24,494	21,205
Total operating expenses	$35,316	$24,101	$97,912	$68,693
Loss from operations	$(35,316)	$(24,101)	$(97,912)	$(68,693)
Other income:
Interest income	2,126	313	6,310	509
Total other income	2,126	313	6,310	509
Net loss	$(33,190)	$(23,788)	$(91,602)	$(68,184)
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.63)	$(1.37)	$(1.81)
Weighted-average common shares outstanding, basic and diluted	67,607,713	38,009,022	66,973,771	37,582,463

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale investments	156	148	490	(1,178)
Total other comprehensive income (loss)	156	148	490	(1,178)
Comprehensive loss	$(33,034)	$(23,640)	$(91,112)	$(69,362)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of stockholders’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	(Deficit)
Balance at December 31, 2022	65,996,138	$7	$473,587	$(770)	$(222,217)	$250,607
Issuance of common stock upon vesting of RSUs and exercise of stock options, net of shares withheld for taxes	205,485	—	(340)	—	—	(340)
Issuance of common stock from open market sales agreement	733,274	—	3,717	—	—	3,717
Stock-based compensation expense	—	—	4,068	—	—	4,068
Other comprehensive income	—	—	—	596	—	596
Net loss	—	—	—	—	(28,433)	(28,433)
Balance at March 31, 2023	66,934,897	$7	$481,032	$(174)	$(250,650)	$230,215
Issuance of common stock upon vesting of RSUs, vesting and exercise of stock options, and issuance of common stock from ESSP, net of shares withheld for taxes	381,775	—	(317)	—	—	(317)
Issuance of common stock from open market sales agreement	116,888	—	555	—	—	555
Stock-based compensation expense	—	—	4,238	—	—	4,238
Other comprehensive loss	—	—	—	(262)	—	(262)
Net loss	—	—	—	—	(29,979)	(29,979)
Balance at June 30, 2023	67,433,560	$7	$485,508	$(436)	$(280,629)	$204,450
Issuance of common stock upon vesting of RSUs, vesting and exercise of stock options, net of shares withheld for taxes	219,409	—	(183)	—	—	(183)
Issuance of common stock from open market sales agreement	132,500	—	386	—	—	386
Stock-based compensation expense	—	—	3,162	—	—	3,162
Other comprehensive loss	—	—	—	156	—	156
Net loss	—	—	—	—	(33,190)	(33,190)
Balance at September 30, 2023	67,785,469	$7	$488,873	$(280)	$(313,819)	$174,781

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’ Equity
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	(Deficit)
Balance at December 31, 2021	37,174,741	$4	$346,382	$—	$(130,123)	$216,263
Issuance of common stock upon vesting and exercise of stock options	161,573	—	247	—	—	247
Stock-based compensation expense	—	—	1,746	—	—	1,746
Other comprehensive loss	—	—	—	(1,072)	—	(1,072)
Net loss	—	—	—	—	(22,737)	(22,737)
Balance at March 31, 2022	37,336,314	$4	$348,375	$(1,072)	$(152,860)	$194,447
Issuance of common stock upon vesting and exercise of stock options	74,358	—	146	—	—	146
Issuance of common stock from open market sales agreement	95,564	—	553	—	—	553
Stock-based compensation expense	—	—	1,741	—	—	1,741
Other comprehensive loss	—	—	—	(254)	—	(254)
Net loss	—	—	—	—	(21,659)	(21,659)
Balance at June 30, 2022	37,506,236	$4	$350,815	$(1,326)	$(174,519)	$174,974
Issuance of common stock upon vesting and exercise of stock options	126,509	—	279	—	—	279
Issuance of common stock from open market sales agreement	760,466	—	3,792	—	—	3,792
Stock-based compensation expense	—		3,329	—	—	3,329
Other comprehensive loss	—	—	—	148	—	148
Net loss	—	—	—	—	(23,788)	(23,788)
Balance at September 30, 2022	38,393,211	$4	$358,215	$(1,178)	$(198,307)	$158,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(91,602)	$(68,184)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	2,600	1,893
Non-cash lease expense	3,513	2,451
Stock-based compensation	11,468	6,816
Interest (amortization) accretion on marketable securities	(3,674)	163
Changes in operating assets and liabilities:
Operating lease liabilities, net	(2,646)	(9,037)
Prepaid expenses and other current assets	2,558	316
Accounts payable and accrued liabilities	2,678	(542)
Other assets	(1,161)	(674)
Net cash used in operating activities	(76,266)	(66,798)
Cash flow from investing activities
Purchases of marketable securities	(58,369)	(5,044)
Proceeds from maturities of marketable securities	120,000	16,130
Purchases of property and equipment	(958)	(8,141)
Net cash provided by investing activities	60,673	2,945
Cash flow from financing activities
Payment of issuance costs related to underwritten public offering and concurrent private placement	(717)	—
Proceeds from the issuance of common stock from at-the-market sales agreement, net of issuance costs	4,593	4,345
Shares repurchased for tax withholdings upon vesting of restricted stock unit awards	(1,165)	—
Proceeds from stock option exercises and the issuance of shares under ESPP	202	534
Net cash provided by financing activities	2,913	4,879
Net decrease in cash, cash equivalents and restricted cash equivalents	(12,680)	(58,974)
Cash, cash equivalents and restricted cash equivalents, beginning of period	$60,119	$122,214
Cash, cash equivalents and restricted cash equivalents, end of period	$47,439	$63,240
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$37	$24,207
Purchases of property and equipment in accounts payable and accrued liabilities	$63	$56
Financing costs associated with the sale of common stock included in accounts payable and accrued expenses	$30	$—

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sums to the total of the same amounts shown in the statements of cash flows is as follows:

	September 30,
(in thousands)	2023	2022
Cash and cash equivalents	$45,026	$60,827
Restricted cash equivalents	2,413	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$47,439	$63,240

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

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents and marketable securities at September 30, 2023 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

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

During the nine months ended September 30, 2023, there have been no changes to the Company’s significant accounting policies as described in the 2022 Annual Report.

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by contractual maturity are as follows:

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasuries	$115,352	$1	$(281)	$115,072
Total	$115,352	$1	$(281)	$115,072

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate bonds	$5,001	$—	$(56)	$4,945
U.S. Treasuries	116,432	—	(617)	115,815
Maturing after one year through five years
U.S. Treasuries	51,876	—	(97)	51,779
Total	$173,309	$—	$(770)	$172,539

The unrealized losses of the Company’s marketable securities above were a result of market interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than par value. The Company’s intent is to hold the investments until their maturity and any change in fair value that is not credit related is recognized as other comprehensive income (loss), net of applicable taxes. A credit-related impairment is recognized as an allowance to the balance sheet with a corresponding adjustment to earnings. The Company did not recognize any credit losses related to marketable securities for the nine months ended September 30, 2023 or the nine months ended September 30, 2022.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$44,927	$—	$—	$44,927
Marketable securities
U.S. Treasuries	—	115,072	—	115,072
Total marketable securities	—	115,072	—	115,072
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$47,340	$115,072	$—	$162,412

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$46,981	$—	$—	$46,981
Marketable securities
Corporate bonds	—	4,945	—	4,945
U.S. Treasuries	—	167,594	—	167,594
Total marketable securities	—	172,539	—	172,539
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$49,394	$172,539	$—	$221,933

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of investments was determined based on observable market inputs. There were no transfers between levels during the nine months ended September 30, 2023.

Prepaid expenses, accounts payable and accrued expenses are stated at their respective historical carrying values, which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Laboratory equipment	$10,003	$9,499
Manufacturing equipment	6,936	5,706
Computer equipment	432	432
Furniture, fixtures and other	567	568
Construction in progress	84	1,039
Total	18,022	17,244
Less: Accumulated depreciation	(7,198)	(4,610)
Property and equipment, net	$10,824	$12,634

Depreciation expense for the three and nine months ended September 30, 2023 was $0.9 million and $2.6 million, respectively, and for the three and nine months ended September 30, 2022 was $0.9 million and $1.9 million, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Employee-related expenses	$4,269	$4,408
Professional fees	1,559	1,701
Clinical expenses	1,364	532
Research and development expenses	2,353	569
Manufacturing expenses	372	328
Other	357	351
Total accrued liabilities	$10,274	$7,889

7. Stock-Based Compensation

2023 Inducement Plan

On August 25, 2023, the Company’s board of directors adopted the Company’s 2023 Inducement Plan (the “2023 Inducement Plan”) pursuant to which the Company reserved 3,500,000 shares of common stock for issuance under the 2023 Inducement Plan. The 2023 Inducement Plan provides for the grant of non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance awards and other forms of stock-based compensation to eligible individuals. In accordance with Nasdaq Marketplace Rule 5635(c)(4), awards under the 2023 Inducement Plan may only be made to individuals not previously employees or directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. Awards granted under the 2023 Inducement Plan must be approved by either a majority of the Company’s independent directors or the compensation committee of the Company’s board of directors. As of September 30, 2023, there were no awards granted under the 2023 Inducement Plan.

Stock Incentive Plan

As of September 30, 2023, the Company had 973,597 shares of its common stock available for future issuance under its stock incentive plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over the remaining three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Nine Months Ended September 30,
	2023	2022
Fair value of common stock	$3.65	$7.47
Expected term (in years)	6.0	5.9
Expected volatility	81.7%	78.5%
Risk-free interest rate	3.8%	2.2%
Dividend yield	—	—

During the nine months ended September 30, 2023 and 2022, the Company granted stock options to purchase 2,247,844 shares and 2,617,264 shares of its common stock, respectively, with a weighted-average grant-date fair value of $3.65 and $5.08 per share, respectively. As of September 30, 2023, total unrecognized compensation expense related to stock options was $17.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.

As of September 30, 2023, options for 12,874 shares of Company common stock with a weighted-average exercise price of $1.36 were exercised and unvested. The underlying proceeds from the unvested exercises of $0.1 million is recorded in other current liabilities on the condensed consolidated balance sheet.

Restricted Stock Units

During the nine months ended September 30, 2023 and 2022, the Company granted 659,672 restricted stock units and 2,009,000 restricted stock units, respectively, with a weighted-average grant date fair value of $5.49 and $5.64 per share, respectively. As of September 30, 2023, total unrecognized compensation expense related to restricted stock units was $5.3 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Employee Stock Purchase Plan

As of September 30, 2023, the Company had 666,535 shares of its common stock available for issuance under its Employee Stock Purchase Plan (“ESPP”).

During the nine months ended September 30, 2023, the Company issued 44,977 shares with a weighted-average purchase price of $3.76 under the ESPP, which resulted in an immaterial amount of compensation expense. The Company did not issue any shares under the ESPP during the nine months ended September 30, 2022.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$1,527	$2,064	$6,345	$3,769
General and administrative	1,635	1,265	5,123	3,047
Total stock-based compensation expense	$3,162	$3,329	$11,468	$6,816

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

The elements of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$1,950	$1,994	$5,851	$4,506
Variable lease cost	663	567	1,921	1,209
Total lease cost	$2,613	$2,561	$7,772	$5,715

Amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	September 30, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$41,262	$44,444
Liabilities
Operating lease liabilities, current	$3,743	$3,272
Operating lease liabilities, non-current	32,854	35,640
Total lease liabilities	$36,597	$38,912
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.9	7.7
Weighted-average discount rate	8.2%	8.2%

The following table represents other lease activity:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$4,263	$10,594
Right-of-use assets obtained in exchange for lease obligations	$37	$24,207

9. Significant Agreements

Since December 31, 2022, there have been no material changes to the key terms of the Company’s license agreements. For further information regarding the Company’s existing license agreements, please see Note 10 to the consolidated financial statements included in the 2022 Annual Report.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(33,190)	$(23,788)	$(91,602)	$(68,184)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	67,607,713	38,009,022	66,973,771	37,582,463
Net loss per share attributable to common stockholders, basic and diluted	$(0.49)	$(0.63)	$(1.37)	$(1.81)

The Company’s potentially dilutive securities were stock options, unvested restricted stock and restricted stock units. Based on the amounts outstanding as of September 30, 2023 and 2022, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2023	2022
Options to purchase common stock	8,434,200	6,305,131
Unvested restricted stock	12,874	110,755
Restricted stock units	1,051,206	1,918,300

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

Overview

We are a clinical-stage company with a vision to cure blood cancers through cell and genome engineering. Our mission is to change the standard of care for patients with blood cancer by engineering hematopoietic stem cells (“HSCs”) to enable the use of targeted therapies post-transplant. Leveraging our expertise in HSC biology and genome engineering, we genetically modify HSCs to remove surface targets and then provide these cells as hematopoietic stem cell transplants to patients. Once these cells engraft into bone marrow, the patient’s healthy cells are shielded because they no longer express the surface target, leaving only the cancerous cells exposed. We believe this will unlock the potential of targeted therapies to selectively destroy cancerous cells while sparing healthy cells. As a result, our engineered HSCs (“eHSCs”) are designed to limit the on-target toxicities associated with these targeted therapies, thereby enhancing their utility, and broadening their applicability. We intend to pair future eHSC product candidates with targeted therapeutics such as our VCAR33 programs, chimeric antigen receptor (“CAR”)-T therapies designed to target CD33, as well as with potentially best-in-class targeted therapies from collaborators, to bring potentially transformative outcomes to patients and establish new standard of care Treatment Systems for blood cancers.

We are developing our lead eHSC product candidate, trem-cel (formerly VOR33), which we believe has the potential to transform the treatment for acute myeloid leukemia (“AML”) and other blood cancers. Trem-cel is created by genetically modifying healthy donor HSCs in order to remove the CD33 surface target. We intend to develop trem-cel as a hematopoietic stem cell transplant product candidate to replace the standard of care in transplant settings. Our investigational new drug (“IND”) application for trem-cel in patients with AML was cleared by the U.S. Food and Drug Administration (“FDA”) in January 2021, and we have initiated and are actively recruiting, enrolling and treating patients in VBP101, our first-in-human Phase 1/2a trial of trem-cel in combination with Mylotarg. We released clinical data for this trial most recently in June 2023, and we expect to release additional engraftment and hematologic protection data updates by the ASTCT-EBMT 6th International Conference on Relapse After Transplant and Cellular Therapy (HSCT²) being held November 11-12, 2023. If successful, this trial will provide important validating evidence of the potential of trem-cel and our broader eHSC approach.

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

The second uses allogeneic healthy donor-derived cells that we refer to as VCAR33ALLO. Our IND application for VCAR33ALLO was cleared by the FDA in June 2023, allowing us to proceed with a planned Phase 1/2 clinical trial for patients with relapsed/refractory AML. The Phase 1/2 clinical trial, VBP301, is actively enrolling patients who have relapsed following allogeneic stem cell transplant, which uses lymphoid cells harvested from the original donor as starting material for the drug product.

The NMDP is also currently evaluating VCAR33AUTO in a multi-site Phase 1/2 clinical trial in young adult and pediatric patients with relapsed/refractory AML. In November 2023, the Pediatric Transplantation and Cellular Therapy Consortium released data providing a clinical update on this trial. Nineteen pediatric and young adult patients with relapsed/refractory AML with a median age of 16 years were infused in the Phase 1 portion of the study. The data show that 2 out of 5 (40%) evaluable patients treated at the highest dose level (DL4, 1 x 107 CAR+ cells/kg) achieved complete remission, suggesting that this is a potentially active CAR-T product candidate. Transient CD33CART expansion was detected in 11 (58%) subjects across all doses tested and in all 6 (100%) subjects at DL4. Four out of 19 total patients treated had cytokine release syndrome ≥ Grade 3. The timing of additional data releases is dependent on the investigators conducting the trial. The NMDP is responsible for all aspects of the VCAR33AUTO trial, including the design of the trial, the manufacture of study product, the enrollment, dosing and follow-up of patients, the recording of trial data and the analysis of results. We did not control the preclinical development of VCAR33AUTO, which was conducted by the NIH, and we do not have rights under the license agreement to certain intellectual property, such as know-how, employed by the NMDP in manufacturing study product or conducting its clinical trial, however, the NMDP has permitted us to cross-reference its IND for this trial in IND applications that we submit with the FDA.

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

Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, building out our internal clinical manufacturing facility, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through September 30, 2023, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of $463.9 million.

We have incurred significant operating losses since inception, including net losses of $91.6 million for the nine months ended September 30, 2023 and $92.1 million for the year ended December 31, 2022. As of September 30, 2023, we had an accumulated deficit of $313.8 million.

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $160.1 million. We expect that our cash, cash equivalents and marketable securities at September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025.

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$27,606	$16,875	$10,731
General and administrative	7,710	7,226	484
Total operating expenses	35,316	24,101	11,215
Loss from operations	(35,316)	(24,101)	(11,215)
Other income:
Interest income	2,126	313	1,813
Total other income	2,126	313	1,813
Net loss	$(33,190)	$(23,788)	$(9,402)

	Nine Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$73,418	$47,488	$25,930
General and administrative	24,494	21,205	3,289
Total operating expenses	97,912	68,693	29,219
Loss from operations	(97,912)	(68,693)	(29,219)
Other income:
Interest income	6,310	509	5,801
Total other income	6,310	509	5,801
Net loss	$(91,602)	$(68,184)	$(23,418)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended September 30,
	2023	2022	Change
External expenses	$14,550	$6,172	$8,378
Internal expenses:
Personnel expenses (including stock-based compensation)	9,143	7,226	1,917
Facilities and other expenses	3,913	3,477	436
Total research and development expenses	$27,606	$16,875	$10,731

	Nine Months Ended September 30,
	2023	2022	Change
External expenses	$34,568	$18,695	$15,873
Internal expenses:
Personnel expenses (including stock-based compensation)	27,566	21,113	6,453
Facilities and other expenses	11,284	7,680	3,604
Total research and development expenses	$73,418	$47,488	$25,930

Research and development expenses were $27.6 million for the three months ended September 30, 2023, compared to $16.9 million for the three months ended September 30, 2022. The increase of $10.7 million was primarily due to an increase in external research and development costs of $5.1 million driven by the execution of our non-exclusive license agreement with Editas Medicine and continued development of our platform studies, an increase in external manufacturing expenses of $1.8 million and an increase in clinical expenses of $0.8 million related to our ongoing trem-cel clinical trial and the development of our VCAR33 programs, and an increase in personnel expenses of $1.9 million.

Research and development expenses were $73.4 million for the nine months ended September 30, 2023, compared to $47.5 million for the nine months ended September 30, 2022. The increase of $25.9 million was primarily due to an increase in external research and development costs of $6.6 million driven by the execution of our non-exclusive license agreement with Editas Medicine and continued development of our platform studies, an increase in external manufacturing expenses of $6.3 million and an increase in clinical expenses of $3.0 million as a result of our ongoing trem-cel clinical trial and the development of our VCAR33 programs, an increase in personnel expenses of $6.5 million, including an increase in stock-based compensation expense of $2.6 million attributable to an increase in employee headcount to support the growth of our research and development efforts, and an increase in facility costs from our laboratory and cGMP manufacturing facility expansion of $3.6 million.

General and Administrative Expenses

General and administrative expenses were $7.7 million for the three months ended September 30, 2023, compared to $7.2 million for the three months ended September 30, 2022. The increase of $0.5 million was primarily due to an increase in personnel costs of $0.8 million, including an increase in stock-based compensation expense of $0.3 million, partially offset by a decrease in facilities and other expenses of $0.3 million.

General and administrative expenses were $24.5 million for the nine months ended September 30, 2023, compared to $21.2 million for the nine months ended September 30, 2022. The increase of $3.3 million was primarily due to increased personnel expenses of $3.2 million, including an increase in stock-based compensation expense of $2.1 million.

Other Income

Other income increased by $1.8 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Other income increased by $5.8 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in other income in both periods was due to increases in interest earned from our cash, cash equivalents and marketable securities held at financial institutions.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of $463.9 million as of September 30, 2023.

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

In December 2022, we entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the "Stifel ATM Facility"). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million. We will pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We sold 982,662 shares of our common stock under the Stifel ATM Facility during the nine months ended September 30, 2023 at a weighted-average price per share of $4.83 for aggregate net proceeds of $4.7 million, after deducting commissions. As of September 30, 2023, $120.2 million remained available to be sold under the Stifel ATM Facility.

In February 2021, we closed our initial public offering of 11,302,219 shares of our common stock at a public offering price of $18.00 per share for aggregate net proceeds of $186.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us.

Cash Requirements

As of September 30, 2023, there were no material changes in our short-term and long-term cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Annual Report.

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $160.1 million. We will need to raise additional capital in the future to fund our future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

We expect that our cash, cash equivalents and marketable securities at September 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(76,266)	$(66,798)
Net cash provided by investing activities	60,673	2,945
Net cash provided by financing activities	2,913	4,879
Net decrease in cash, cash equivalents and restricted cash equivalents	$(12,680)	$(58,974)

Operating Activities

Net cash used in operating activities was $76.3 million for the nine months ended September 30, 2023, reflecting a net loss of $91.6 million, offset by non-cash adjustments to operating assets and liabilities of $1.4 million and non-cash charges of $13.9 million. The non-cash charges primarily consisted of stock-based compensation expense of $11.5 million, non-cash lease expense of $3.5 million and depreciation expense of $2.6 million, offset by $3.7 million of non-cash interest earned on marketable securities.

Net cash used in operating activities was $66.8 million for the nine months ended September 30, 2022, reflecting a net loss of $68.2 million and net cash used of $9.9 million for operating assets and liabilities, that were partially offset by non-cash charges of $11.3 million. The non-cash charges primarily consisted of stock-based compensation expense of $6.8 million, non-cash lease expense of $2.4 million and depreciation expense of $1.9 million.

The $9.5 million increase in net cash used in operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to an increase in research and development expenses, including clinical and manufacturing expenses as a result of the ongoing trem-cel clinical trial and differences in the timing of payments for research and development expenses incurred during each respective period.

Investing Activities

Net cash provided by investing activities was $60.7 million for the nine months ended September 30, 2023, which consisted of proceeds of $120.0 million from the maturity of marketable securities, offset by purchases of $58.4 million of marketable securities and $1.0 million of property and equipment. Net cash provided by investing activities was $2.9 million for the nine months ended September 30, 2022, which consisted of proceeds of $16.1 million from the maturity of marketable securities, offset by purchases of $5.0 million of marketable securities and $8.1 million of property and equipment.

Financing Activities

Net cash provided by financing activities was $2.9 million for the nine months ended September 30, 2023, which consisted of proceeds from the issuance of common stock under the Stifel ATM Facility of $4.6 million and proceeds from stock option exercises and purchases of common stock under the ESPP of $0.2 million, offset by the payment of $0.7 million of issuance costs related to the underwritten public offering under our Shelf Registration Statement and concurrent private placement that closed in December 2022, and $1.2 million of taxes paid related to net share settlement of equity awards. Net cash provided by financing activities was $4.9 million for the nine months ended September 30, 2022, which consisted of proceeds from the issuance of common stock under an open market sale agreement of $4.3 million, and proceeds from stock option exercises of $0.5 million.

Contractual Obligations and Other Commitments

Contractual obligations relate to future minimum lease payments for existing non-cancellable leases primarily relating to corporate office and laboratory real estate, with terms expiring through February 2030. During the nine months ended September 30, 2023, there were no significant changes in contractual obligations and commitments from that described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Other Commitments” in our 2022 Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Item 10 of Regulation S-K and are not required to provide the information otherwise required under this item.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2023, we have used $150.0 million of the net proceeds from our IPO primarily to fund the development of trem-cel (formerly VOR33), the development of VCAR33ALLO, VCAR33AUTO and the trem-cel + VCAR33 Treatment System, and the continued expansion of our platform technology, including to advance the research and development of additional eHSC and internal CAR-T programs, as well as for working capital and general corporate purposes.

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

X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL.

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

VOR BIOPHARMA INC.

Date: November 7, 2023	By:	/s/ Robert Ang
Robert Ang President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2023	By:	/s/ Nathan Jorgensen
Nathan Jorgensen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)