Form 10-K
period 2023-12-31
Vor Biopharma Inc.
filed 2024-03-20
CIK 1817229

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $136,250,599 based upon the closing price of the Common Stock on June 30, 2023.

The number of shares of registrant’s Common Stock outstanding as of March 15, 2024 was 68,168,771.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023, are incorporated by reference in Part III of this Annual Report on Form 10-K.

i

Note Regarding Company References

Throughout this Annual Report on Form 10-K (“Annual Report”), the “Company,” “Vor,” “Vor Bio,” “Vor Biopharma Inc.,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Vor Biopharma Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Vor Biopharma Inc.

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

All brand names or trademarks appearing in this Annual Report, including Mylotarg, are the property of their respective owners.

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
•
Engineered hematopoietic stem cells (“eHSCs”) is an emerging technology containing risk and might never lead to a commercially viable product.
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
•
Adverse public perception of genetic medicines, and of genome engineering in particular, including as a result of other trials out of our control, such as the VCAR33AUTO trial currently sponsored by NMDP, may negatively impact regulatory approval of, and/or demand for, our potential products.
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
•
We have initiated manufacturing at our in-house facility, but until and unless we complete the total transfer of our manufacturing capabilities in-house, we will continue to contract with third parties for the manufacture and supply of materials for development of our product candidates and advancement of our current clinical trials, as well as our research programs and preclinical studies, and we expect to continue to do so for future clinical trials and for commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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
•
Failure or perceived failure to comply with existing or future laws, regulations, contracts, self-regulatory schemes, standards, and other obligations related to data privacy and security (including security incidents) could harm our business. Compliance or the actual or perceived failure to comply with such obligations could increase the costs of our products and services, limit their use or adoption, and otherwise negatively affect our operating results and business.

PART I

Item 1. Business.

Overview

Vor Bio is a clinical-stage company harnessing the power of cell and genome engineering to develop potentially transformative therapies in acute myeloid leukemia (“AML”), a devastating disease with few treatment options. AML is the most common type of acute leukemia in adults and one of the deadliest and most aggressive blood cancers, affecting 20,000 newly diagnosed patients each year in the United States.

The traditional tumor targeting approach to treating blood cancers such as AML focuses on cancer cells expressing a target antigen. However, very few targets are tumor-specific, as healthy cells usually express these same target antigens alongside cancer cells. While technologies may improve the specificity of target antigen binding or enhance potency, these approaches are subject to the same fundamental biological limitation of killing healthy cells expressing these targets, known as on-target toxicity. A number of targeted therapies have failed in clinical development, and those that have succeeded possess limited utility and narrow applicability, in part due to their on-target toxicity. Hematopoietic cell transplant (“HCT”) is the standard of care for AML, replacing cancerous marrow with cells from a matched healthy donor. Unfortunately, approximately 40% of patients with AML who receive a HCT suffer a relapse of their leukemia and have two-year survival rates of less than 20%. Transplanted hematopoietic stem cells (“HSCs”) are fragile following transplant, preventing the use of potentially curative treatment options.

Vor Bio’s proprietary platform aims to change the entire paradigm of AML treatments by developing highly potent chimeric antigen receptor (“CAR”)-T cell therapies to kill cancer, uniquely deriving these treatments from healthy transplant donors. Vor Bio's vision is to couple these CAR-T therapies with shielded HSC transplants, where we genetically engineer healthy donor cells by removing therapeutic targets, thereby creating patients’ bone marrow and blood systems that are shielded from on-target toxicities from targeted therapies. Vor believes that this therapeutic approach of shielded HSC transplants followed by healthy transplant donor CAR-T therapies, what we call our Treatment System, has the potential to cure AML beyond existing therapeutic options.

The Vor Bio Platform

We have built a technology platform to realize our vision that allows for selective cancer targeting with highly potent targeted therapies by leveraging our expertise and recent advances in stem cell biology and genome engineering. Our approach is in stark contrast to conventional approaches that have focused solely on developing the therapeutic and have faced clinical limitations due to toxicities. The key components of our proprietary platform are stem cell biology and manufacturing expertise, genome engineering to HSCs and unlocking the potential of targeted therapies.

•
Leveraging Stem Cell Biology and Manufacturing Expertise. We have built an extensive understanding of the biology of HSCs to enable our shielded transplants to retain their cellular viability and functionality during manipulation. In addition, we have built process development expertise centered around HSCs, enabling us to process these cells quickly, precisely, reproducibly and efficiently for patients. We are continuing to develop our in-house clinical GMP manufacturing capabilities and facilities to further allow us to leverage our expertise and maintain strategic control over the manufacturing process.
•
Applying Genome Engineering to Hematopoietic Stem Cells. Recent developments in genome engineering allow permanent changes to DNA in cells and all their progeny. We have assembled a team with extensive experience in applying genome engineering technologies to HSCs, which display distinct DNA repair mechanisms compared to many other cell types. We possess expertise in a variety of genome engineering technologies including CRISPR-Cas9, CRISPR analog enzymes and base editing, and we are capable of multiplex editing using a variety of techniques, all with the objective of creating various shielded transplants.

•
Unlocking the Potential of Targeted Therapies. We believe our shielded transplants are a potential solution to the lack of tumor-specific targets and can enable selective cancer targeting. We are directly developing CAR-T therapies, which we believe is the most potent form of targeted therapies available. Our CAR-T product candidates are uniquely generated from prior healthy transplant donors where these cells are healthy, more stemlike compared to other cell sources and exactly matched to the patient since the patient’s blood and immune system was previously reconstituted by the transplant donor. Our objective is to create highly potent CAR-T therapies that are designed to strongly proliferate and persist in patients, in order to drive prolonged relapse-free survival or induce cures in patients.

Advantages of Our Shielded Transplant Technology and Manufacturing Process

Our shielded transplant technology and manufacturing process is designed to confer advantages and address limitations associated with existing cell therapy processes.

•
Speed—Rapid Manufacturing Cycle and Vein-to-Vein Time. In contrast to other patient-specific cell therapies, such as CAR-T therapies and gene-modified allogeneic cell therapies, the manufacturing of our shielded transplant is a rapid and elegant process that fits into the standard HSC transplant process. The primary reason we can produce a shielded transplant so quickly is the lack of a need for cell expansion. Our approach to creating eHSCs also does not involve the insertion of new genetic material, thereby avoiding complications related to the use of delivery modalities necessary for gene insertion, such as the viral vectors used in CAR-T therapies. The relatively simple and streamlined process of creating our shielded transplant provides significant advantages in the required manufacturing infrastructure, and we are continuing to develop in-house clinical Current Good Manufacturing Practices (“cGMP) capabilities to support our planned clinical trials. We believe the efficiency and low capital expenditure of our manufacturing process should translate into higher scalability, a lower cost of goods and easy integration into routine transplant practice.

•
Investment in our internal manufacturing facility. In September 2022, we initiated operations at our new in-house clinical manufacturing facility in Cambridge, Massachusetts to support our development of potentially transformative shielded transplants and CAR-T therapeutic product candidates for patients with blood cancers. The facility will provide us with end-to-end oversight over drug product for our planned clinical trials. With this new facility, our manufacturing teams are seamlessly integrated within our wider organization, a crucial component of our strategy as we continue to enroll our clinical studies. The facility has been designed to support clinical manufacturing for our cell therapy programs, including both shielded transplants and CAR-T therapeutic candidates, and to be cGMP compliant. By integrating our internal research, process development, analytical development, manufacturing and quality control testing capabilities under one roof, we aim to achieve flexible manufacturing capacity and to reduce the time and cost required to manufacture complex cell therapy clinical product candidates.

Our Clinical Development Programs & Pipeline

Tremtelectogene empogeditemcel (trem-cel)

Trem-cel is a genome-edited hematopoietic stem and progenitor allogeneic donor product candidate where CD33 has been deleted using genome engineering. Transplant with trem-cel is designed to replace standard of care transplants for patients suffering from AML and potentially other blood cancers. Trem-cel has the potential to enable powerful targeted therapies in the post-transplant setting including CD33-targeted CAR-T cells.

Trem-cel has received Fast Track designation for the treatment of AML from the U.S. Food and Drug Administration (“FDA”), allowing for potential facilitated development and an expedited review process, and orphan drug designation (“ODD”), which is granted by the FDA to a drug or biologic intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. ODD entitles companies to development incentives including tax credits for clinical testing, prescription drug user fee exemptions and seven-year marketing exclusivity in the event of regulatory approval.

We are actively enrolling VBP101 (NCT04849910), a Phase 1/2a clinical trial for patients with CD33-positive AML who are at high risk of relapse. The primary goals of the trial are to evaluate tolerability and feasibility of the trem-cel stem cell transplant, with a focus on confirming that trem-cel can engraft normally. Following engraftment, patients are eligible to be treated with Mylotarg, a CD33-directed antibody drug conjugate (“ADC”) therapy, in order to potentially prolong leukemia-free survival and provide evidence that trem-cel protects against the myelosuppression that typically accompanies treatment with Mylotarg. To administer trem-cel, HSCs from matched healthy donors are isolated, engineered into trem-cel and then introduced into patients following myeloablative conditioning. We expect that engraftment of trem-cel will occur within 28 days of administration, which occurs in over 90% of standard HCT procedures. As a safety measure, we freeze and preserve a portion of the original donor cells to use in case trem-cel fails to engraft. At day 60, we re-evaluate patients for disease status. Those patients with successful trem-cel grafts who experience relapse of their AML will then become eligible to be treated with therapeutic doses of Mylotarg. Other patients are treated with maintenance doses of Mylotarg once a month for four months to address any remaining minimal residual disease (“MRD”).

The latest data update from VBP101 was presented at the American Society of Hematology (“ASH”) Meeting on December 10, 2023 (“ASH 2023”). The data showed that primary neutrophil engraftment occurred in all eight patients treated with trem-cel as of the data cutoff date, with a median time to engraftment of 10 days, providing evidence that CD33 is biologically dispensable. Additionally, platelet recovery occurred at a median of 15 days, excluding one patient with previously documented anti-platelet antibodies (immune thrombocytopenia).

Three out of three patients treated with Mylotarg experienced hematologic protection from deep cytopenias through repeat doses, suggesting that trem-cel transplants shielded patients’ healthy cells from the on-target toxicity (myelosuppression) typically seen with Mylotarg treatment. The hematological protection exhibited provides support that dose escalation of Mylotarg is warranted and highlights the potential to dose CD33-targeted CAR-T therapy without expected hematologic toxicity.

Mylotarg first-dose pharmacokinetics for the three patients treated showed that the 0.5 mg/m2 dose was within the exposure range measured for the therapeutic dose of Mylotarg in relapsed/refractory AML patients, potentially due to the decreased CD33 antigen sink in patients treated with trem-cel. In all three patients, the percentage of CD33-negative donor cells increased following Mylotarg administration, suggesting that Mylotarg treatment at the first cohort level of 0.5 mg/m2 was pharmacologically active and enriched for CD33-edited donor cells.

Dose escalation of Mylotarg to 1.0 mg/m2 has commenced per the 3+3 dose escalation schema with multiple patients now treated. Patients receiving a trem-cel transplant in VBP101 who become MRD-positive or relapse have the option to receive induction-course Mylotarg or VCAR33ALLO. The Company expects to report further engraftment and protection data from the VBP101 clinical trial in the second half of 2024.

Trem-cel and Myelodysplastic Syndrome

We are also conducting IND-enabling and clinical activities to explore the potential of trem-cel in patients with myelodysplastic syndrome (“MDS”). Scientific evidence produced by third parties shows that blast cells responsible for MDS express CD33 and other myeloid cell surface targets. We believe trem-cel has the potential to provide a therapeutic window that enables anti-CD33 therapies to be effective in this setting.

VCAR33ALLO

VCAR33ALLO is manufactured from lymphocytes collected from the patient’s original transplant donor, generating a CAR-T cell therapy that is exactly matched to the recipient’s engrafted blood system. By using healthy transplant donor cells as the starting material to produce VCAR33ALLO, the CAR-T cells have a more stem-like phenotype, leading to greater potential for expansion, persistence and anti-leukemia activity compared to a product derived from a patient’s own lymphocytes.

We are actively enrolling VBP301 (NCT05984199), a Phase 1/2, multicenter, open-label, first-in-human study of VCAR33ALLO in patients with relapsed or refractory AML after standard-of-care transplant or a trem-cel transplant. We announced that the first patient was dosed in VBP301 in January 2024 and expect to treat additional patients in the first half of 2024. We anticipate initial data from the study in the second half of 2024. The trial is evaluating safety, as well as key outcome measures including incidence of graft-versus-host disease related to VCAR33, percentage of patients who achieve response and overall survival and progression-free survival post-VCAR33 infusion. The first phase, which is expected to enroll approximately 12 patients, is designed to determine the maximum tolerated dose of VCAR33ALLO using a 3+3 trial design; the second phase, which is expected to enroll up to 12 patients, is an expansion phase designed to evaluate the rate of clinical response to treatment. The trial is designed to test the hypothesis that a CD33-targeted CAR-T derived from a healthy donor can be safely administered to a patient with AML who has relapsed after transplant and that the CAR-T can demonstrate anti-leukemia activity.

The FDA has granted Fast Track and Orphan Drug Designation to VCAR33ALLO.

We licensed VCAR33 from the U.S. Department of Health and Human Services, as represented by National Cancer Institute (“NCI”) of the National Institutes of Health (“NIH”).

Trem-cel + VCAR33 Treatment System

We believe that the combination of trem-cel followed by treatment with VCAR33ALLO, our in-house CD33-directed CAR-T program, which we refer to as the trem-cel + VCAR33 Treatment System, in the post-transplant setting has the potential to transform patient outcomes in AML and establish a new standard of care for patients that have limited treatment options.

The trem-cel + VCAR33 Treatment System would utilize the same healthy donor allogenic cell source for both trem-cel and VCAR33ALLO. In this scenario, the apheresis product from the healthy donor can be processed to serve as starting materials for both products. One advantage of this approach is that donor-derived T cells should not recognize CAR-T cells as foreign, potentially prolonging persistence. In addition, sourcing T cells from healthy donors may provide a healthier, more abundant cell source, allowing for optimizations and efficiencies in the manufacturing process that are not possible with autologous sources. Unlike autologous CAR-T therapies, the manufacturing of the CAR-T cells would not be rate limiting when combined with trem-cel, as we expect the CAR-T therapy would not be needed until 60 days after administration of trem-cel.

We plan to collect initial data on trem-cel from the VBP101 clinical trial and initial clinical data from the first-in-human trial studying the VCAR33ALLO program prior to the IND submission for the trem-cel + VCAR33 Treatment System. However, patients who have relapsed after a trem-cel transplant are also eligible to enroll in the VBP301 protocol and to receive VCAR33ALLO. The ability to treat relapsed trem-cel transplant patients with VCAR33ALLO may provide valuable early insights into the potential of the trem-cel + VCAR33 Treatment System.

Ongoing Preclinical Programs

We believe our approach can extend beyond CD33 where protein targets fulfill three important criteria: first, the targets are expressed on cancer cells; second, the targets are expressed on cells of hematopoietic lineage (and therefore present a safety concern); and last, there is evidence that the targets are biologically dispensable. We have generated preclinical data exploring targets such as CD123, EMR2 and CD5, which all currently show promise fulfilling these criteria.

Other Myeloid Targets: CD123, CLL-1 and EMR2

CD123, CLL-1 and EMR2 are targets expressed strongly in various myeloid blood cancers including AML. These targets are expressed both in bulk AML cells as well as leukemic stem cells. Our preclinical data demonstrates our ability to genetically engineer HSCs in human cells to remove expression of these targets with good efficiency. As such, we continue to research these targets as potential target candidates for our shielded transplants and CAR-T therapies.

Multiplex Engineering: High Editing Efficiency Across CD123, CLL-1 and EMR2 Targets

Multiplex engineering is a strategy and method where multiple genetic targets are engineered within the same cells in the same manufacturing process. Multiplex engineering could allow removal or modification of two or more distinct genes, thus allowing for targeted therapies directed at two or more separate targets to be used in combination or in sequence.

A multiplex approach may provide advantages in two areas. First, target expression can vary in tumor cells from the same patient, a phenomenon known as tumor heterogeneity. Applying therapies such as a multi-specific CAR-T may reduce that concern. Second, it is possible for tumor cells to downregulate expression of a target to avoid being killed, known as tumor escape. Again, pursuing multiple targets simultaneously may reduce the effectiveness of the tumor escape mechanism.

We have developed several techniques for multiplex engineering HSCs. One such technique is sequential Cas9 editing, where HSCs are subject to a two separate Cas9 edits separated by a defined time period in order to allow the first edit to complete before applying the second edit. This separation is important to avoid translocation errors, which are gene repairs resulting in one DNA segment joining other DNA segments from different parts of the same chromosome or segments of other chromosomes. We have demonstrated that we can efficiently knock out expression of both CD33 and CLL-1 from HSCs using this technique.

Another technique involves a technology called base editing, which involves converting a specific DNA base into another at a targeted genomic locus. As such, base editing does not require a cut, lowering the risk of translocation errors. We have demonstrated that we can efficiently knock out expression of both CD33 and CLL-1 from HSCs using a single base editing step.

CD33-CLL1 Treatment System

Leveraging our platform, we are advancing the creation and preclinical testing of multiplex-engineered HSCs, in which multiple surface targets are removed, potentially obviating concern around tumor heterogeneity and potential escape mechanisms.

We are pursuing our first multi-targeted CD33-CLL1 Treatment System comprising a CD33-CLL1 multiplex-edited HSC therapy and a CD33-CLL1 multi-specific CAR-T therapy. These next-generation, multiplex-edited HSCs may enable a wide range of treatment options post-transplant, including the use of multi-specific CAR-T therapies. Our dual-specific CAR-T uses the potency of two targets to address the large unmet need of patients with relapsed/refractory AML.

We have demonstrated in vitro proof of concept for this approach. In this experiment we compared the survival of wild type, CD33Del, CLL-1Del and CD33Del+CLL-1Del cell lines when simultaneously exposed to CD33 and CLL-1 CAR-T treatments. We observed statistically significant higher survival of cell lines with protein removals corresponding to the CAR-T targets, with the highest survival in the cell line lacking both CD33 and CLL-1 surface targets. These results suggest that the removal of these surface targets provided protection of the cell lines from the target-specific effects of the CAR-T therapy.

IND-enabling work is progressing for the CD33-CLL1 dual-specific CAR-T with key in vivo proof-of-concept experiments underway.

Commercial Strategy and Reimbursement Framework for Our Shielded Transplants and CAR-T Product Candidate

Given the potential value proposition of shielded transplants enabling targeted therapies, our goal is to maximize the reach of our therapies, if approved, to all patients in the transplant setting suffering from blood cancers. Each year, approximately 42,500 new cases of AML are diagnosed across the United States (approximately 20,000), Europe (approximately 18,000) and Japan (approximately 4,500). For the past 20 years, there has been an increasing trend in allogeneic transplants for AML. Currently, there are approximately 12,000 allogeneic HCTs performed globally each year, with approximately 3,500 performed in the United States, 7,000 in Europe and 1,500 in Japan.

We believe we will be able to commercialize our shielded transplants and targeted therapies, if approved, with a focused footprint where we can leverage the existing logistical infrastructure of NMDP and HSC transplants centers. HCTs are performed at tertiary medical care hospitals with specialized HSC transplant centers. The United States, EU5 and Japan have approximately 200, 300 and 185 transplant centers, respectively. The transplant volumes are further concentrated with 15% transplant centers performing 50% of U.S. transplants. Building on a concentrated network of transplant centers, we have the added advantage of an approximately seven-day manufacturing process. This turn-around time for collecting cells and shipping is a critical component of successful commercialization.

We believe multiple reimbursement pathways may be available in the United States to capture the value of shielded transplants and targeted therapies, such as CAR-T. Effective for cost reporting periods beginning on or after October 1, 2020, under the Hospital Inpatient Prospective Payment System (“IPPS”), Medicare payment for HCT will include a carve-out for the actual cost of stem cell acquisition and processing, and payment will instead be made on a reasonable cost basis. We believe this new rule may apply to innovative sources of donor stem cells like eHSCs. In addition, a new Medicare Severity Diagnosis-Related Group (“MS-DRG”) establishes a base payment rate of approximately $248,000 for CAR-T cases.

A potential alternative reimbursement pathway for shielded transplants is Medicare New Technology Add-on Payment (“NTAP”) which, if approved, allows for temporary reimbursement for new cell therapies above the standard MS-DRG payment threshold. When certain criteria are met, the Centers for Medicare & Medicaid Services (“CMS”), the federal agency responsible for administering the Medicare program, may provide incremental reimbursement for up to 65% of the cost of therapy in addition to the standard MS-DRG payment. For patients covered by commercial insurance, we believe that reimbursement will be based on a case rate methodology with provisions for separate payments for new therapies such as shielded transplants. Lastly, risk-sharing agreements or value-based purchasing models is another option that is becoming more common with novel cell and gene therapies.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We plan to build focused capabilities in the United States to commercialize our development programs focused on shielded transplants and targeted therapies, where we believe the patient populations and medical specialists for the indications we are targeting are sufficiently concentrated to allow us to effectively promote our products, if approved for commercial sale, with a targeted sales team. In other markets for which commercialization may be less capital efficient where the patient populations and medical specialists are less concentrated we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidates.

License Agreements

Exclusive License Agreement with Columbia University

In April 2016, we entered into an exclusive license agreement with The Trustees of Columbia University in the City of New York (“Columbia”), which agreement was subsequently amended in February 2019 and November 2021 (the “Columbia Agreement”). Pursuant to the Columbia Agreement, we obtained a worldwide, exclusive license, with the right to grant sublicenses (subject to certain restrictions), under certain of Columbia’s patents, know-how and materials to discover, develop, manufacture, have made, use, sell, offer to sell, have sold, import, export, distribute, rent or lease products that are covered by such patents or involve the use of or otherwise incorporate such know-how or materials, in each case for any and all uses, related to the inhibition of lineage-specific antigens, including related to eHSCs. The foregoing license is subject to certain customary retained rights of Columbia, including the right to conduct academic research and publish know-how. We are also obligated to use commercially reasonable efforts to research, discover, develop and market licensed products for commercial sale and distribution, including by achieving one or more specified diligence milestones.

We are obligated to pay Columbia royalties on net sales of products that are covered by the licensed patents on a patented product-by-patented product basis and country-by-country basis for such period as a valid claim covers such patented product in such country, which we expect to be until January 2040, absent any applicable patent term extensions, and, on an unpatented product-by-unpatented product and country-by-country basis for the longer of ten years from first commercial sale of such unpatented product in such country or expiration of any market exclusivity for such unpatented product in such country. If the royalty term for a patented product expires in a country and such product would otherwise qualify as an unpatented product in such country (and the applicable royalty term for such unpatented product has yet to expire in such country), then we are obligated to pay Columbia royalties for such unpatented product for the remainder of the royalty term in such country.

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

We must pay NCI tiered royalties on net sales of licensed products on a licensed product-by-licensed product and country-by-country basis, commencing on the date of first commercial sale of such licensed product in such country, until the date such licensed product ceases to be covered by a valid claim of a licensed patent in such country, which we expect to occur in March 2039, absent any applicable patent term extensions, and are subject to reduction for unblocking licenses from third parties, subject to a specified royalty floor.

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

Worldwide non-exclusive license to Cas9 gene-edited HSCs from Editas Medicine, Inc.

In August 2023, we entered into a worldwide non-exclusive license from Editas Medicine for ex-vivo Cas9 gene-edited HSC therapies for the treatment and/or prevention of hematological malignancies. The license provides access to key intellectual property for the continued development and commercialization of edited HSCs including trem-cel, with the option to elect additional product candidate targets within the next five years.

Competition

We face potential competition from various sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions, governmental agencies and public and private research institutions, any of which may be more successful in developing or marketing products and technologies that are more effective, safer or less costly. These entities may also compete with us in hiring scientific and management personnel, establishing clinical study sites, recruiting patients to participate in clinical trials and acquiring technologies complementary to, or necessary for, our programs.

In the case of our lead shielded transplant product candidate, trem-cel, we are not aware of any approved products in development that apply gene engineering technology to donor HSCs to reduce the on-target toxicity of targeted cancer therapies. However, we face potential competition from multiple private and public HSC companies such as Beam Therapeutics, Inc., Cimeio Therapeutics, ExCellThera and Garuda Therapeutics.

In the case of VCAR33, there are several companies exploring CAR-T therapies in early trials for relapsed/refractory AML, including Bristol Myers Squibb, Inc., Caribou Biosciences, Inc., Cellectis S.A., Guangzhou Bio-gene Technology Co., Ltd, iCell Gene Therapeutics, LLC, Kite Pharma, Inc., and Precigen, Inc. In addition, there are companies attempting to address on-target toxicity through other treatment modalities such as Actinium Pharmaceuticals, Inc., Affirmed GmbH, and Aptevo Therapeutics, Inc., AvenCell Therapeutics, Inc., Bristol Myers Squibb, Inc., GT Biopharma, Inc., MacroGenics, Inc., Molecular Partners AG, Sanofi S.A., Senti Biosciences, Stemline Therapeutics, Inc. Trueline Therapeutics, Inc., Vincerx Pharma, Inc.

Beyond CAR-T therapies, a number of small molecule and monoclonal antibody products have been approved in recent years for the treatment of AML, including AbbVie Inc.’s Venclexta (venetoclax), Agios Pharmaceuticals Inc.’s Tibsovo (ivosidenib), Astella Pharma Inc.’s Xospata (gilteritinib), Bristol-Myers Squibb Company’s Idhifa (enasidenib) and Onureg (azacitidine), Daiichi Sankyo, Inc.’s Vanflyta (quizartinib), Jazz Pharmaceuticals plc’s Vyxeos (daunorubicin and cytarabine), Novartis International AG’s Rydapt (midostaurin), Pfizer Inc.’s Mylotarg (gemtuzumab ozogamicin) and Daurismo (glasdegib), Rigel Pharmaceuticals, Inc.’s Rezlidhia (olutasidenib) and Vidaza (azacitidine).

Manufacturing

We operate an in-house clinical manufacturing facility in Cambridge, Massachusetts to support development of our shielded transplants and CAR-T therapeutic candidates for patients with blood cancers. The facility is located in the same premises as our headquarters, in Cambridge, MA. We have designed the facility to support clinical manufacturing for our shielded transplants and cell therapy programs and to be cGMP compliant. By integrating our internal research, process development, analytical development, manufacturing, and quality control testing capabilities under one roof, we believe we can achieve flexible manufacturing capacity and reduce the time and cost required to manufacture our complex cell therapy clinical candidates. While this facility is now operational, we continue to rely on third-party contract manufacturers for our required raw materials, manufacturing devices, active pharmaceutical ingredients and finished product for our research and clinical manufacturing. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationship for the manufacture of material for clinical trials beyond Phase 1/2a or commercial supplies. We intend to enter into agreements with third-party contract manufacturers and one or more backup manufacturers for future production. Although we are developing certain in-house manufacturing capabilities for our current clinical needs, we continue to analyze the feasibility of building additional manufacturing capabilities for future development and commercial quantities of any products that we develop. Such products will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory agencies of other jurisdictions in which we are seeking approval.

Intellectual Property

Overview

We strive to protect the proprietary product candidates and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, their methods of production, related technologies, and other inventions. In addition to patent protection, we also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection, including certain aspects of technical know-how.

Our commercial success depends in part upon our ability to obtain and maintain patent and other proprietary protection for commercially important technologies, inventions and know-how related to our business, defend, and enforce our intellectual property rights, particularly our patent rights, preserve the confidentiality of our trade secrets and operate without infringing valid and enforceable intellectual property rights of others.

The patent positions for biopharmaceutical companies like us are generally uncertain and can involve complex legal, scientific, and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

As of March 1, 2024, our owned patent portfolio is composed of more than 130 pending U.S. and foreign patent applications, approximately 3 pending U.S. provisional patent applications, 10 granted or allowed U.S. and foreign patents. In addition, we have licensed 11 granted U.S. and foreign patents, and approximately 54 pending patent applications in the United States and foreign jurisdictions.

Patent Rights Relating to Our eHSC Programs

The patent portfolio related to our lead eHSC product candidate, trem-cel (formerly VOR33), includes four patent families that are exclusively licensed from Columbia. The first patent family licensed from Columbia is directed to compositions and methods for gene engineering lineage-specific cell surface antigens, such as CD33, in HSCs and use thereof, and includes ten granted U.S. and foreign patents, two pending U.S. applications and at least 12 pending foreign applications in Europe, Japan, Canada, China, Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2036, absent any applicable patent term extensions.

As of March 1, 2024, the second patent family licensed from Columbia, directed to compositions and methods of use of HSCs containing a single nucleotide polymorphism in CD33, includes an issued U.S. application, one pending U.S. application, and two pending foreign applications in Europe and Japan. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2038, absent any applicable patent term extensions.

As of March 1, 2024, the third patent family licensed from Columbia, directed to compositions and methods for gene engineering CD33 in HSCs and use thereof, includes a pending U.S. application and at least 14 pending foreign applications in Europe, Japan, Canada, China, Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2040, absent any applicable patent term extensions.

As of March 1, 2024, the fourth patent family licensed from Columbia, directed to compositions and methods for inhibition of lineage-specific cell antigens using CRISPR-based base editor systems in HSCs and use thereof, includes a pending U.S. application and at least 9 pending foreign applications in Europe, Japan, Canada, China,

Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2041, absent any applicable patent term extensions.

The patent portfolio related to trem-cel or gene-edited HSCs also includes three patent families that we own. As of March 1, 2024, the first family, directed to compositions and methods of engineering lineage-specific antigens in HSCs includes one granted Japanese patent, one pending patent application in the United States and 14 pending foreign applications in Europe, Japan, Canada, China, Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2038, absent any applicable patent term extensions. As of March 1, 2024, the second family, directed to compositions and methods of engineering multiple lineage-specific antigens in HSCs, includes seven U.S. patents, two pending U.S. patent applications and 14 pending foreign patent applications. Any patents that grant from applications within these families would be expected to expire in 2039, absent any applicable patent term extensions. As of March 1, 2024, the third family, directed to compositions and methods of treating a hematopoietic malignancy, includes a pending U.S. application and seven pending foreign applications in Europe, Japan, Canada, China, Australia, and other jurisdictions. Any patents that grant from applications within this family would be expected to expire in 2041, absent any applicable patent term extensions.

We also own five patent families directed to compositions and methods of engineering specific antigens in HSCs, including CD33, CLL-1 and CD123. As of March 1, 2024, the first family, directed to compositions and methods for engineering CD33 in HSCs includes one pending U.S. application and eight pending foreign patent applications. As of March 1, 2024, the second and third patent families, directed to compositions and methods for engineering CLL-1 in HSCs include at least two pending U.S. applications and twelve pending foreign patent applications. As of March 1, 2024, the fourth and fifth patent families, directed to compositions and methods for engineering CD123 in HSCs include at least two pending U.S. applications and twelve pending foreign applications.

We also own eight patent families directed to compositions and methods of engineering additional target antigens in HSCs. These families include one pending PCT application, seven pending U.S. applications and at least eleven pending foreign patent applications. Any patents that grant from applications within these families would be expected to expire in 2041 or 2042, absent any applicable patent term extensions.

We also own patent families directed to compositions and methods of generating genetically engineered cells using homology-directed repair, epitope engineering, multiplex engineering and generating an artificial protospacer-adjacent motif. These patent families each include one pending PCT application. Any patents that grant from applications within these patent families would be expected to expire in 2042 or 2043, absent any applicable patent term extensions.

Patent Rights Relating to Our Targeted Therapy Programs

We own three patent families directed to compositions and methods of making and using CARs. As of March 1, 2024, these families each include one pending U.S. application and at least two pending foreign patent applications, and any patents that grant from applications in these families would be expected to expire in 2041, absent any applicable patent term extensions.

We have one patent family that is exclusively licensed from the NIH related to our VCAR33 program. As of March 1, 2024, the patent family licensed from NCI is directed to CARs targeting CD33, compositions containing cells expressing CARs, and methods of use thereof, and includes one pending U.S. application and at least 13 pending foreign applications in Europe, Japan, Canada, China, Australia and other countries. Any patents that grant from applications in this patent family would be expected to expire in 2039, absent any applicable patent term extensions.

We own one patent family directed to compositions and methods of using single domain antibodies targeting CD33. As of March 1, 2024, this family includes one pending U.S. patent application and six pending foreign patent applications. Any patents that grant from applications in this family would be expected to expire in 2041, absent any applicable patent term extensions.

We own one patent family directed to compositions and methods of using CARs targeting CD123. As of March 1, 2024, this family includes one pending U.S. patent application and six pending foreign patent applications. Any patents that grant from applications in this family would be expected to expire in 2042, absent any applicable patent term extensions.

We also own one patent family directed to compositions and methods of using antibodies targeting CLL-1. As of March 1, 2024, this family includes one pending PCT application. Any patents that grant from applications in this family would be expected to expire in 2043, absent any applicable patent term extensions.

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

Trademarks

We also aim to obtain and maintain registration for trademarks that we consider are relevant to our business. As of March 1, 2024, we have filed for registration of the trademarks for VOR BIOPHARMA, for VOR, for our “V” logo, and for VOR BIO, for international class 5 (pharmaceuticals) under the Madrid Protocol, with more than 60 applications in the United States and foreign jurisdictions. VOR, our “V” logo, VOR BIOPHARMA, and VOR BIO are trademarks and registered trademarks of Vor Biopharma Inc. We plan to register additional trademarks in connection with any future pharmaceutical products we may commercialize, if approved.

Government Regulation and Product Approval

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our cell product candidates will be regulated as biologics. With this classification, commercial production of our product candidates will need to occur in registered facilities in compliance with cGMP for biologics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a Biologics License Application (“BLA”) for marketing authorization. Our product candidates are considered more than minimally manipulated and will require evaluation in clinical trials and the submission and approval of a BLA before we can market them.

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
•
submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, efficacy, purity and potency from results of nonclinical testing and clinical trials;
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

Specifically for cell and gene therapy products, a Regenerative Medicine Advanced Therapy (“RMAT”) designation may be granted by FDA. It is a process designed to facilitate the development and expedite the review of such products to treat serious conditions and fill an unmet medical need. The criteria for the RMAT designation includes the following: a product that is intended to treat a serious condition, addresses an unmet medical need, and has clinical data demonstrating the product has the potential to address this unmet medical need.

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

Coverage and Reimbursement

Sales of our product candidates, if approved, will depend, in part, on the extent to which such products will be covered by third-party payors, such as government health care programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage and/or reducing reimbursements for medical products and services. A third-party payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not ensure that other payors will also provide coverage for the drug product. Coverage policies and third-party payor reimbursement rates may change at any time. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party payor reimbursement or a decision by a third-party payor to not cover any of our product candidates, if approved, could reduce physician usage of our product candidates, and have a material adverse effect on our sales, results of operations and financial condition.

Additionally, we or our collaborators may develop companion diagnostic tests for use with our product candidates. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics.

Healthcare Laws and Regulations

We are subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include the following:

•
The federal Anti-Kickback Statute makes it illegal for any person or entity to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration that is in exchange for or to induce the referral of business, including the purchase, order, lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value.
•
Federal false claims and false statement laws, including the federal civil False Claims Act, and civil monetary penalties laws, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent.
•
The U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors or making any false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their implementing regulations, imposes obligations on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
•
The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to payments or other transfers of value made to physicians (as defined to include doctors of medicine, dentists, optometrists, podiatrists and chiropractors by such law), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

Also, many states have similar laws and regulations, such as anti-kickback and false claims laws that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the federal government’s and/or pharmaceutical industry’s voluntary compliance guidelines, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, state laws that require drug manufacturers to report information on the pricing of certain drugs, state and local laws that require the registration of pharmaceutical sales representatives, as well as state and foreign laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA.

Violations of any of these laws or any other federal or state regulations, may result in significant administrative, civil and/or criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from federal health care programs, and additional reporting requirements and/or oversight.

Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. By way of example, in March 2010, Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) was signed into law, which intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose taxes and fees on the health industry and impose additional health policy reforms.

The ACA substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products such as increasing drug rebates under state Medicaid programs for brand name prescription drugs and extending those rebates to Medicaid managed care and assessing a fee on manufacturers and importers of brand name prescription drugs reimbursed under certain government programs, including Medicare and Medicaid. Other aspects of healthcare reform, such as expanded government enforcement authority and heightened standards that could increase compliance-related costs, could also affect our business. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA.

Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional state and federal health reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

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

As of March 1, 2024, we had 168 full-time employees, 46 of whom held an M.D. or Ph.D. degree and 129 of whom are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Since inception, we have not generated any revenue and have incurred significant operating losses. For the years ended December 31, 2023 and 2022, our net loss was $117.9 million and $92.1 million, respectively. As of December 31, 2023, we had an accumulated deficit of $340.1 million. We have financed our operations primarily through the sale of our capital stock. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
advance and complete clinical trials of our product candidates, including trem-cel and VCAR33ALLO;
•
initiate clinical development of other product candidates;
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

•
maintain and expand our own current Good Manufacturing Practices (“cGMP”) manufacturing facility;
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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of trem-cel in acute myeloid leukemia (“AML”), advance our VCAR33 programs through clinical development, initiate clinical development of trem-cel in combination or in sequence with VCAR33ALLO as a targeted therapeutic, which we refer to as the trem-cel + VCAR33 Treatment System, and otherwise continue to advance our research programs in support of our pipeline. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. In addition, we expect to continue to incur significant additional costs associated with operating as a public company this year and in future years. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

As of December 31, 2023, our cash, cash equivalents and marketable securities were $137.2 million. We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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
•
the costs of expanding our facilities to accommodate corporate, laboratory, and manufacturing needs, including commercial manufacturing;

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

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or we may have to grant licenses on terms that may not be favorable to us or commit to providing us with future payment streams. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. Market volatility may further adversely impact our ability to access capital as and when needed.

We have a limited operating history, have not yet completed any clinical trials and have no history of commercializing products, which may make it difficult to evaluate the success of our business to date and to assess our future viability.

We are an early-stage company. We were founded in December 2015 and commenced operations in February 2016. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying product candidates and undertaking studies. For example, VBP101, our Phase 1/2a multicenter, open-label, first-in-human study of trem-cel in patients with AML, and VBP301, our Phase 1/2, multicenter, open-label, first-in-human study of VCAR33ALLO in patients with relapsed or refractory AML, are each in the early stages and our other programs are still in the preclinical or research stage. The risk of failure for these activities is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. For example, while we have demonstrated that our in-house cGMP clinical manufacturing facility at our Cambridge, MA headquarters can successfully manufacture clinical supply of VCAR33ALLO, we may fail to fully realize the cost-savings and efficiency gains that we expect, and we may be unsuccessful in making arrangements with third parties for commercial manufacturing. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaborators, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, product candidates. We do not anticipate generating revenues from product sales for the next several years, if ever. Our ability to generate future revenue from product sales depends heavily on our, or our current or future collaborators’, ability to successfully:

•
advance and complete clinical trials of our product candidates, including trem-cel and VCAR33ALLO;
•
initiate and complete clinical development of other product candidates;
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

As of December 31, 2023, we had gross federal net operating loss carryforwards of $190.2 million including $188.3 million that had an indefinite carryforward period and $1.9 million that were subject to expiration at various dates through 2037. Furthermore, we have state and local net operating loss carryforwards of $180.8 million which will expire at various dates through 2042. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, may be limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our initial public offering, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382 of the Code. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that our net operating losses are not already limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. There is a full valuation allowance for net deferred tax assets, including net operating loss carryforwards].

Risks Related to Discovery, Development, Manufacturing and Commercialization

eHSCs is an emerging technology containing risk and might never lead to commercially viable products.

We are developing trem-cel and other eHSCs for transplant into the human body. Although there have been significant advances in the field of genome engineering in recent years, these technologies have rarely been applied to hematopoietic stem cells (“HSCs”), and our approach is new and largely unproven. The scientific evidence to support the feasibility of developing eHSCs is limited. Successful development of eHSCs by us will require solving a number of challenges, including:

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

Our future success is dependent on our ability to timely advance and complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates trem-cel and VCAR33ALLO. We are investing significant efforts and financial resources in the research and development of these product candidates. We released updated clinical data from VBP101, our Phase 1/2a multicenter, open-label, first-in-human trial of trem-cel in combination with Mylotarg in patients with AML, most recently in December 2023 based on eight patients, and we are only in the early stages of advancing VCAR33ALLO through clinical development. Trem-cel and VCAR33ALLO will each require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote trem-cel, VCAR33ALLO or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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
•
the successful and timely completion of our Phase 1/2a clinical trial of trem-cel, the development of our VCAR33ALLO program;
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

•
the results of clinical trials conducted by third parties in hematopoietic cell transplant (“HCT”) if such trials result in changes to the standard of care for HCT or otherwise cause us to change our clinical trial protocols;
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

The success of our business depends primarily upon our ability to identify, develop and commercialize additional product candidates based on, or complementary with, our technology platform. Other than our clinical trials for trem-cel and VCAR33ALLO, all of our other product development programs are still in the research or preclinical stage of development. Our research programs may fail to identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of efficacy in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. In addition, although we believe our technology platform will position us to rapidly expand our portfolio of product candidates beyond our current product candidates, our ability to expand our portfolio may never materialize.

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

There have been limited clinical trials of eHSCs and a limited number of clinical trials of certain of the technologies we are using to engineer eHSCs and chimeric antigen receptor (“CAR”)-T cells, including the CRISPR/Cas9 method we are using in our trem-cel program. In the genetic medicine field, there have been several significant adverse events from genetically engineered treatments in the past, including reported cases of leukemia and death. There have also been studies suggesting that genome engineering using the CRISPR-Cas9 method may increase the risk that the modified cells themselves become cancerous or otherwise dysfunctional. There can be no assurance that our eHSCs or CAR-T cells and the genome engineering techniques that we may employ in their development will not cause undesirable side effects, as improper modification of a patient’s DNA could lead to lymphoma, leukemia or other cancers, or other aberrantly functioning cells.

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

There is also the potential risk of delayed adverse events following exposure to genetically engineered cells due to the permanence of changes to DNA or due to other components of product candidates used to carry the genetic material. Further, because our genome engineering technology makes a permanent change, the treatment cannot be withdrawn, even after a side effect is observed. For example, our eHSCs are designed to permanently reconstitute the blood cells necessary for the survival of HCT patients, and we cannot be certain that these changes will not induce adverse reactions in patients or impair the functionality of the resulting blood cells. The eHSC manufacturing process generally, and the removal of surface targets such as CD33 specifically, could have temporary or permanent harmful effects. While we have discovered anonymous individuals in genome databases who lack CD33, we cannot be certain that these databases are accurate or complete or that the individuals who have contributed DNA to the database are healthy, as comprehensive health information is not included in the databases we have consulted. The removal of CD33 or other surface targets we remove from HSCs could have serious harmful effects, including the impairment of the ability of our eHSCs to migrate to patients’ bone marrow, survive and reconstitute properly functioning blood cells. These side effects may not be evident for years after transplant.

In addition to side effects and adverse events that may be caused by our eHSCs, HCT is itself a complicated and risky procedure. The conditioning, administration process or related procedures which may be used in HCT can cause adverse side effects and adverse events. An HCT patient is generally administered cytotoxic drugs to remove stem cells from the bone marrow to create sufficient space in the bone marrow for the modified stem cells to engraft and produce new cells. This procedure compromises the patient’s immune system. In addition, the HSCs administered via transplant may fail to engraft in patients’ bone marrow, or could be rejected by the patient, either of which could result in serious side effects, including death. If in the future we are unable to demonstrate that such adverse events were caused by the elements of the HCT process unrelated to our eHSCs, the FDA, the European Commission, the Competent Authorities of the Member States of the European Union, EMA or other regulatory authorities could order us to cease further development of, or deny approval of, our eHSCs for any or all target indications. Even if we are able to demonstrate that adverse events are not related to our product candidates, or are merely a feature of HCT generally, such occurrences could affect patient recruitment, the ability of enrolled patients to complete the clinical trial, or the commercial viability of any product candidates that obtain regulatory approval.

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

The delivery modalities for the production of certain of our product candidates may also cause serious adverse events. For example, in order to manufacture VCAR33ALLO, we employ viral vectors, including lentiviruses, which are relatively new approaches. In past clinical trials that were conducted by others with lentivirus vectors, several significant side effects were caused by gene therapy treatments, including reported cases of leukemia and death. Other potential side effects could include an immunologic reaction and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. If the vectors we use demonstrate a similar side effect, or other adverse events, we may be required to halt or delay further clinical development of VCAR33ALLO and potential product candidates. Furthermore, the FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events.

Undesirable side effects caused by VCAR33ALLO or other cell-based targeted therapeutics we may develop could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or other comparable foreign regulatory authorities. In some cases, side effects such as neurotoxicity or cytokine release syndrome have resulted in clinical holds of ongoing clinical trials and/or discontinuation of the development of the product candidate. Results of our studies could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from T cell-based immunotherapies are not normally encountered in the general patient population and by medical personnel. Medical personnel may need additional training regarding T cell-based immunotherapy product candidates to understand their side effects. Inadequate training in recognizing or failure to effectively manage the potential side effects of T cell-based immunotherapy product candidates could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

In addition, the results of preclinical studies may not be predictive of the results of later-stage preclinical studies or clinical trials, and preliminary clinical data may not be predictive of later clinical data or the results of later-stage clinical trials. To date, we have generated only limited preclinical study data and preliminary clinical trial results, and any such data or results do not ensure that later preclinical studies or clinical trials will produce similar outcomes. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

Furthermore, the IND for the T cell therapy product candidate using the same CAR construct as VCAR33ALLO, which we refer to as VCAR33AUTO, is currently held, and this clinical trial is currently sponsored, by NMDP. As such, NMDP is responsible for all aspects of this trial, including the design of the trial, the manufacture of study product, the enrollment, dosing and follow-up of patients, the recording of trial data and the analysis of results. We also did not control the preclinical development of this T cell therapy product candidate, which was conducted by the National Institutes of Health (“NIH”), and we do not have rights under the license agreement to certain intellectual property, such as know-how, employed by NMDP in manufacturing study product or conducting its clinical trial. We have received the right to cross reference NMDP's IND for this T cell therapy product candidate in any future IND application we may make with the FDA. In the event we cross-reference these trial results, we will be required to demonstrate that our VCAR33ALLO is comparable to the T cell therapy studied in NMDP trial, which will require us to show that our manufacturing processes and construct release specifications are sufficiently comparable to those employed in NMDP trial. While we do not believe that we need to demonstrate comparability of our VCAR33ALLO candidate since we might rely on initial clinical data from our VCAR33ALLO program, if the FDA disagrees, we may have to demonstrate comparability. Regulatory authorities may require us to obtain and submit additional preclinical, manufacturing or clinical data before we may initiate further clinical trials and/or obtain any regulatory approvals. For example, we may be required to conduct additional preclinical toxicology studies, requalify manufacturing processes or conduct further clinical investigation of VCAR33ALLO before advancing our VCAR33ALLO program.

We are also relying on NIH to have conducted its research and development efforts, and on NMDP to conduct its clinical trial, in accordance with applicable protocol, legal, regulatory and scientific standards, to accurately report the results of preclinical studies and clinical trials, and to correctly collect and interpret the data from these studies and trials. To the extent any of these has not occurred or does not occur, the expected time and costs of developing our VCAR33ALLO program, as well as the trem-cel + VCAR33 Treatment System, may be increased, which could adversely affect our business. Furthermore we do not control the timing of the ongoing NMDP trial or the release of information about the trial, including trial results, all of which negatively affect our ability to accurately estimate the timing of anticipated trial milestones. As a result, our estimates may prove to be inaccurate. Additionally, our ability to conduct clinical development of VCAR33ALLO could be delayed or otherwise adversely affected. NMDP also may not publicize data from the trial in a manner that facilitates further clinical development by us, or at all. NMDP may elect to publicize this data at a time or in a manner other than we desire or may interpret data from these trials in a manner differently than we do, any of which could harm our business.

Development of a product candidate such as trem-cel, which is intended for use in combination or in sequence with an already approved therapy, will present increased complexity and more or different challenges than development of a product candidate for use as a single agent.

We expect that our product candidate trem-cel, and any other eHSC product candidates that we may develop, will be required to be used in combination or in sequence with existing or future therapies in order to demonstrate more anti-cancer efficacy than unmodified HSCs. In particular, our Phase 1/2a clinical trial evaluates trem-cel in combination with Mylotarg and we anticipate conducting future trials of trem-cel with VCAR33ALLO as a Treatment System, and also potentially with other targeted therapies. Developing product candidates for use in combination or sequence with other therapies will present challenges. For example, the FDA may require us to use more complex clinical trial designs to evaluate the contribution of each product and product candidate to any observed effects. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled, which would require consent from the sponsoring company. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. For example, we do not have and do not currently plan to enter into a cross-labeling agreement with Pfizer with respect to Mylotarg, and therefore any such cross-labeling requirement from the FDA would require us to negotiate such an agreement with Pfizer. In addition, developments related to the already approved therapies may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved therapy’s safety or efficacy profile, changes to the availability of the approved therapy, changes to the standard of care and a decision by the sponsoring company to withdraw the therapy from the market. For example, Mylotarg was voluntarily withdrawn from the market in 2010 after post-approval testing indicated increased risks of hepatic veno-occlusive disease, or blockage of veins in the liver. Mylotarg was re-approved in 2017 with a lower recommended dose and for use in a new patient population. Also, while we do not currently require a license from or agreement with Pfizer to permit us to conduct clinical trials or, if approved, to commercialize trem-cel with Mylotarg as a targeted therapeutic, we do not have and do not plan to enter into a supply or license agreement with Pfizer that would require Pfizer to produce Mylotarg, or permit us to otherwise produce Mylotarg, for these purposes. If Mylotarg undergoes subsequent labeling changes, or if Mylotarg is again removed from the market due to renewed concerns about its safety profile, or for other reasons, our clinical trial of trem-cel, and our prospects for commercializing trem-cel, might be materially adversely affected. Further, we believe trem-cel could unlock the potential of anti-CD33 therapies, such as VCAR33ALLO, that are much more potent than Mylotarg and are not associated with severe myeloablative toxicities. While VBP101, our Phase 1/2a multicenter, open-label, first-in-human study of trem-cel in patients with AML, is not designed to evaluate the efficacy of the combination of trem-cel and Mylotarg, the clinical data for trem-cel in combination with Mylotarg may not reflect the potential efficacy of trem-cel in the long-term. For example, in February 2022, we announced that the first patient enrolled in VBP101 was moved to other therapies following administration of the third dose of

Mylotarg due to detectable measurable residual disease, and subsequently relapsed, despite the patient maintaining neutrophil and platelet counts approximately five months after transplantation with trem-cel. Patient completion of our clinical trials could be impacted by the efficacy of Mylotarg or any other therapy administered in combination with our product candidates.

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

We are developing trem-cel so that it can be used in combination or in sequence with other product candidates that we in-license or develop ourselves, and we are focused on a product development strategy that includes leveraging the synergies among a comprehensive portfolio of our product candidates. For example, if the initial clinical trials of trem-cel and VCAR33ALLO are each successful, we anticipate conducting clinical trials of the trem-cel + VCAR33 Treatment System, for the treatment of myeloid malignancies such as AML. Our development of the trem-cel + VCAR33 Treatment System will involve additional process development and could require additional regulatory submissions, such as an IND. Our success may depend, in part, on our ability to develop a complementary product portfolio with product candidates that will address a major limitation of existing therapies. Given our limited experience in developing product candidates that have received marketing approval, we may not be successful in developing some of our product candidates. The failure of one of our product candidates to obtain regulatory approval or market acceptance may affect our ability to expand our market opportunities for our other product candidates or programs. Although we may develop product candidates that ultimately obtain marketing approval, if we are unable to successfully develop our current programs into a comprehensive portfolio of product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our current and future product candidates.

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

Adverse public perception of genetic medicines, and of genome engineering in particular, including as a result of other trials out of our control, such as the VCAR33AUTO trial currently sponsored by NMDP, may negatively impact regulatory approval of, and/or demand for, our potential products.

Trem-cel, and future eHSCs and CAR-T or other cell-based targeted therapeutics we may develop, including product candidates that are evaluated in clinical trials out of our control, such as the VCAR33AUTO trial currently sponsored by NMDP, will be created by altering the human genome. The clinical and commercial success of our potential products will depend in part on public understanding and acceptance of the use of genome engineering for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that genome engineering is unsafe, unethical or immoral, and, consequently, our current or future product candidates may not gain the acceptance of the public or the medical community. In addition, developments related to already approved gene therapies, such as Casgevy, may impact public attitudes towards genome editing technology, including changes to the approved therapy’s safety or efficacy profile, changes to the availability of the approved therapy, changes to the standard of care or a decision by the sponsoring company to withdraw the therapy from the market. Adverse public attitudes may adversely impact the ability to enroll clinical trials for our current or future product candidates. Moreover, our success will depend upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of product candidates in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available.

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

We may need to develop new reimbursement models to realize adequate value for our product candidates. Payors may not be able or willing to adopt such new models, and patients may be unable to afford that portion of the cost that such models may require them to bear. If we determine such new models are necessary but we are unsuccessful in developing them, or if such models are not adopted by payors, our business, financial condition, results of operations and prospects could be adversely affected. Additionally, we or our collaborators may develop companion diagnostic tests for use with our product candidates. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics.

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

Cancer therapies are sometimes characterized as first line, second line or third line, and the FDA often approves new therapies initially only for last line use. When blood cancers are detected, they are treated with first line of therapy with the intention of curing the cancer. This generally consists of chemotherapy, radiation, antibody drugs, tumor-targeted small molecules or a combination of these. In addition, for myeloid malignancies, HCT is frequently added to the first line therapy after the combination chemotherapy is given. If the patient’s cancer relapses, then they are given a second line or third line therapy, which can consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules or a combination of these, or HCT. Generally, the higher the line of therapy, the lower the chance of a cure. If a patient relapses after HCT, the goal of the therapy in the treatment of AML is to control the growth of the tumor and extend the life of the patient, as a cure is unlikely to happen.

We are initially developing trem-cel for use in patients receiving HCT who have been determined to be at high-risk for relapse of AML in the anticipation that trem-cel would enhance the utility and broaden the applicability of therapies subsequently deployed. VCAR33ALLO or any other targeted therapeutic we may develop is not guaranteed approval as an earlier line therapy or in settings other than bridge to transplant. In addition, we may have to conduct additional large randomized clinical trials prior to or post gaining approval for use trem-cel in patients who have not experienced relapse and/or in combination with an earlier line of therapy or of VCAR33ALLO as or in combination with a different line of treatment.

Our projections of both the number of people who have the cancers we are targeting, as well as the size of the patient population subset who are in a position to undergo HCT, who are likely to relapse and who have the potential to benefit from treatment with eHSCs, or who are in a position to benefit from a targeted therapeutic, such as VCAR33ALLO, are based on our estimates and data provided to us by third parties. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, NMDP, research facilities, patient foundations or market research and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be fewer than expected.

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

Our product candidates consist, and any other eHSC or CAR-T or other cell-based targeted therapeutics we may develop will consist, of genetically engineered human cells, and the process of manufacturing such product candidates is complex, concentrated with a limited number of suppliers, highly regulated and subject to numerous risks. Manufacturing such product candidates involves harvesting cells from a donor or from the patient, altering the cells ex vivo using genome engineering technology, cryopreservation, storage and eventually shipment and infusing the cell product into the patient’s body. Our manufacturing process will be susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with the collection of starting material from the donor, shipping such material to the manufacturing site, shipping the final product back to the clinical trial recipient, preparing the product for administration, infusing the patient with the product, manufacturing issues or different product characteristics resulting from the differences in donor starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth and variability in product characteristics. Our manufacturing process, like that of a number of other cell therapy companies, is also characterized by limited numbers of suppliers, and in some cases sole source suppliers, with the manufacturing capabilities and know-how to create or source the materials, such as donor marrow cells and electroporation machines, used in our cell manufacturing. While we pursue multiple sources for the critical components of our manufacturing process, we may not be successful in securing these additional sources at all or on a timely basis. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in any of the manufacturing facilities in which products or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, because trem-cel and VCAR33ALLO are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the donor or patient to the manufacturing facility, through the manufacturing process and back to the clinical trial recipient. Maintaining a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product or regulatory action, including withdrawal of an approved product from the market. Any failure in the foregoing processes could render a batch of product unusable, could affect the regulatory approval of such product candidate, could cause us to incur fines or penalties or could harm our reputation and that of our product candidates.

We may make changes to our manufacturing process, and change the sites of manufacture, including with respect to our in-house manufacturing capabilities, for various reasons, such as to control costs, achieve scale, decrease processing time, increase manufacturing success rate or for other reasons. Changes to our process made during the course of clinical development could require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial. Other changes to our manufacturing process made before or after commercialization could require us to show the comparability of the resulting product to the product candidate used in the clinical trials using earlier processes. Such showings could require us to collect additional nonclinical or clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If such data are not ultimately comparable to that seen in the earlier trials or earlier in the same trial in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate, which would materially adversely affect our business, financial condition, results of operations and growth prospects

In addition, the FDA, the EMA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay clinical trials or product launches, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

We also may encounter problems hiring and retaining the experienced scientific, quality control and manufacturing personnel needed to manage our manufacturing process, which could result in delays in our production or difficulties in maintaining compliance with applicable regulatory requirements.

Given the nature of biologics manufacturing, there is a risk of contamination during manufacturing. Any contamination could materially harm our ability to produce product candidates on schedule and could harm our results of operations and cause reputational damage. Some of the raw materials that we anticipate will be required in our manufacturing process are derived from biologic sources. Such raw materials are difficult to procure and may be subject to contamination or recall. A material shortage, contamination, recall or restriction on the use of biologically derived substances in the manufacture of trem-cel could adversely impact or disrupt the commercial manufacturing or the production of clinical material, which could materially harm our development timelines and our business, financial condition, results of operations and prospects. Also, due to the short time between the collection of donor HSCs, the manufacturing of trem-cel and the shipment to a transplant center for use in HCT, there are limited opportunities for sterility testing and we anticipate that final testing may occur just before or after the administration trem-cel. Any delays in testing may delay administration of trem-cel and any administration prior to testing may result in positive bacterial tests and obligations to notify health authorities.

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

Although we have demonstrated our internal cGMP manufacturing capabilities to produce clinical supply of VCAR33ALLO, in order to conduct clinical trials of our product candidates, we may need to work with third-party manufacturers to manufacture them in sufficient quantities if we are not able to produce sufficient quantities on our own. Our use of third-parties and multiple facilities require technology transfer of our processes. Technology transfer carries risk and could impact our spend, timelines and clinical supply. We, or our manufacturing partners or our third-party collaborators, may be unable to successfully increase the manufacturing capacity of our product candidates in a timely or cost-effective manner, or at all. We expect that each lot of trem-cel and VCAR33ALLO will need to be manufactured for a specific individual patient, and each lot will need to be individually tested and released for that patient. As a result, we may experience limited production capacity and be unable to meet the need of all patients who could benefit from treatment, if approved. In addition, quality issues may arise during scale-up activities. If we or our manufacturing partners or collaborators are unable to successfully scale up the manufacture of our current or future product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

We have not yet developed a validated methodology for freezing and thawing large quantities of eHSCs or of VCAR33, which we believe will be required for the storage and distribution of our product candidates, and we may face additional logistical challenges in the distribution of our product candidates.

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

Even if we are able to successfully freeze and thaw eHSCs or VCAR33 at commercial scale, we will still need to develop a cost-effective and reliable distribution and logistics network, which we may be unable to accomplish. We may face logistical challenges in shipping and tracking, which could increase our costs or result in delayed distribution. For these and other reasons, we may not be able to manufacture and distribute eHSCs, VCAR33 or other cell-based targeted therapeutics we may develop at commercial scale or in a cost-effective manner.

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

The FDA, EMA and other regulatory authorities typically assess the safety and efficacy of a product with sufficient data to justify marketing authorization. We expect that trem-cel and any other eHSC product candidates we develop will not, by themselves, provide any anti-tumor activity in patients that relapse after HCT, and that our eHSCs could be effective after patients relapse only when administered in combination or sequence with other therapies. There are few precedents for product candidates with this potential mechanism of action. Furthermore, we are employing genome engineering technologies in the creation of our eHSCs that have not yet been clinically validated. During the regulatory review process, we will need to identify success criteria and endpoints such that the FDA, the EMA or other regulatory authorities will be able to determine the clinical efficacy and safety profile of our product candidates. As we are initially seeking to identify and develop product candidates to treat diseases using novel methods of action and new technologies, there is heightened risk that the FDA, the EMA or other regulatory authorities may not consider the clinical trial endpoints that we propose to provide clinically meaningful results (reflecting a tangible benefit to patients). In addition, the resulting clinical data and results may be difficult to analyze. Even if the FDA does find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoints to a degree of statistical significance. Further, even if we do achieve the pre-specified criteria, we may produce results that are unpredictable or inconsistent with the results of the non-primary endpoints or other relevant data. The FDA also weighs the benefits of a product against its risks, and the FDA may view the efficacy results in the context of safety as not being supportive of regulatory approval. Other regulatory authorities in the European Union and other countries may make similar comments with respect to these endpoints and data. Our product candidates are based on a novel technology that makes it difficult to predict the time and cost of development and of subsequently obtaining regulatory approval.

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

From time to time, we may publish interim top-line or preliminary results from our preclinical studies and clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. For example, we released clinical data from VBP101, our Phase 1/2a multicenter, open-label, first-in-human trial of trem-cel in combination with Mylotarg in patients with AML demonstrating neutrophil engraftment and platelet recovery, but these initial engraftment and platelet recovery results may not ultimately lead to efficacy of trem-cel. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

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
•
completion of a complex donor identification and screening process and willingness of a donor to participate;
•
prospective donors being registered on the requisite donor registry in order to participate in the trial;
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
•
potential disruptions caused by epidemics or pandemics, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
•
patient referral practices of physicians;
•
ability to monitor patients adequately during and after treatment;
•
proximity and availability of clinical trial sites for prospective patients, especially for those conditions which have small patient pools;
•
the requirement for HCT to be performed in centers that specialize in this procedure; and

•
changes to diagnostic technologies, methodologies or criteria used to identify HCT patients at high risk for relapse.

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

We rely on third parties to conduct some aspects of our research and preclinical testing, and we rely on third parties, such as CROs, clinical data management organizations, medical institutions such as HCT centers, and clinical investigators, to conduct our clinical trials. Any of these third parties may terminate their engagements with us at any time under certain criteria. If we need to enter into alternative arrangements, it may delay our product development activities.

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

We have initiated manufacturing at our in-house facility, but until and unless we complete the total transfer of our manufacturing capabilities in-house, we will continue to contract with third parties for the manufacture and supply of materials for development of our product candidates and advancement of our current clinical trials, as well as our research programs and preclinical studies, and we expect to continue to do so for future clinical trials and for commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

Although we have initiated manufacturing at our in-house manufacturing space in our headquarters, we continue to currently rely on third-party manufacturers, pharmaceutical companies and marrow donor programs, including certain single source suppliers, for the manufacture and supply of materials for development of our product candidates and advancement of our current clinical trial, as well as our research programs and preclinical studies, and expect to continue to do so for future clinical testing and for commercial supply of our product candidates and for which we or our collaborators obtain marketing approval. We do not have a long-term agreement with many of these third-party manufacturers or suppliers, and we frequently purchase our required supply on a purchase order basis. We may be unable to establish any agreements with third-party manufacturers or suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers or suppliers, reliance on third-party manufacturers entails additional risks, including:

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

In addition, in October 2020, we entered into a license agreement with the U.S. Department of Health and Human Services as represented by the National Cancer Institute (“NCI”) of the NIH, pursuant to which we were granted an exclusive, worldwide license to certain intellectual property rights owned or controlled by the NCI, including patents, patent applications, proprietary information, know-how and other intellectual property related to anti-CD33 CAR-T therapies, to develop, commercialize and sell one or more products for the prophylaxis or treatment of CD33-expressing hematological malignancies, including AML and other myeloid malignancies.

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

Each of the Columbia license agreement and the NCI license agreement imposes certain obligations on us, including obligations to use diligent efforts to meet development thresholds and payment obligations. Non-compliance with such obligations may result in termination of the respective license agreement or in legal and financial consequences. If either Columbia or the NCI terminates its respective license agreement, we may not be able to develop, commercialize or sell our product candidates covered by these agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement or using rights granted under such agreement. Termination of our license agreements or reduction or elimination of our rights under them may result in our having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, which may mean we are unable to develop, commercialize or sell the affected product candidate or may cause us to lose our rights under the agreement.

In August 2023, we entered into a worldwide non-exclusive license from Editas Medicine for ex-vivo Cas9 gene-edited HSC therapies for the treatment and/or prevention of hematological malignancies. The license provides access to key intellectual property for the continued development and commercialization of edited HSCs including trem-cel, with the option to elect additional product candidate targets within the next five years. Failure to maintain this license, or obtain a replacement license for our field of use on commercially reasonable terms or at all, could harm our ability to commercialize our current or future product candidates.

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

In order to market our product candidates, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. However, it may be unclear who owns the rights to intellectual property we wish to obtain, or we may be unable to secure such licenses or otherwise acquire or in-license intellectual property rights from third parties that we identify as necessary for our product candidates and technology we employ. For example, we employ a range of genome engineering technologies that are owned by third parties in our preclinical studies, as well as to manufacture the supply of eHSCs or other cell therapies used for clinical trials and, if approved, for commercialization of our product candidates. In particular, we rely on, and will continue to rely on, CRISPR-Cas9 genome engineering technology to create trem-cel. We currently conduct our preclinical research and clinical trials under 35 U.S.C. § 271(e)(1), which provides a safe harbor from patent infringement for uses of patented technology reasonably related to the development and submission of information under a federal law which regulates the manufacture, use, or sale of drugs. While we have secured a worldwide non-exclusive license from Editas Medicine for ex vivo Cas9 gene-edited HSC therapies for the continued development and potential commercialization of edited HSCs including trem-cel, with the option to elect additional product candidate targets within the next five years, failure to maintain this license, or obtain a replacement license for our field of use on commercially reasonable terms or at all, could harm our ability to commercialize our current or future product candidates.

Numerous patents and patent applications directed to genome engineering technology have been filed by third parties. For example, we are aware of a number of patents and patent applications by the University of California, the University of Vienna, and Emmanuelle Charpentier; the Broad Institute, Inc.; the Massachusetts Institute of Technology; the Presidents and Fellows of Harvard College; Sigma-Aldrich Co.; Novartis AG; Vilnius University; Agilent Technologies, Inc.; Cellectis; Sangamo Therapeutics, Inc; The Trustees of Princeton University; Miltenyi Biotec GmbH (“Miltenyi”); Amgen Research (Munich) GmbH; and the University of Pennsylvania, among others. The intellectual property space related to genome engineering, particularly with respect to CRISPR-Cas9, is highly complex and still unsettled. For example, certain CRISPR-Cas9 patents of various parties previously mentioned above are currently subject to interference proceedings before the USPTO and opposition proceedings before the European Patent Office. It is uncertain when and how the USPTO as well as the European Patent Office will decide in the various proceedings, and the decisions of the respective patent offices may significantly affect the scope or may deny the validity of the respective patents involved in these proceedings. Although we recently obtained a license to genome engineering technology, including to CRISPR-Cas9 technology from Editas Medicine, we may be required to obtain licenses from more than one party, or from different parties in different parts of the world. In certain scenarios, it may also be difficult or impossible, at least for a certain time, to identify whether a license, if available at all, would convey sufficient intellectual property rights to us that would allow us to avoid third-party claims of intellectual property infringement, misappropriation or other violations.

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

We are aware of several third-party patents and patent applications that if issued, may be construed to cover eHSC technology. For example, Miltenyi’s European patent EP3025719 covers technology related to eHSC products. This patent was subject to opposition proceedings before the European Patent Office Opposition Division (the “Opposition Division”) and in March 2021, the Opposition Division revoked the patent. This decision was appealed and reviewed before the Board of Appeal of the European Patent Office. The appeal was subsequently withdrawn, and the patent revoked. Miltenyi also has several issued U.S. patents related to eHSC technology. In addition, the University of Pennsylvania has filed patent applications and has been granted several U.S. and foreign patents covering eHSC technology. These or other third parties owning or controlling patent rights may seek to allege that our development and commercialization of our eHSC products, including trem-cel, infringes such patent rights and file a patent infringement lawsuit against us in the future. While we believe that we have valid defenses against any such allegation or lawsuit, such defenses may ultimately be unsuccessful.

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

Our relationships with healthcare providers, including physicians, and third-party payors will be subject to applicable anti-kickback, fraud and abuse, health data privacy, transparency, anti-bribery and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable federal and state fraud and abuse, transparency, health data privacy, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research as well as market, sell and distribute our products for which we obtain marketing approval.

If we are found to be in violation of any of any healthcare laws or any other federal or state regulations, we may be subject to significant administrative, civil and/or criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from federal health care programs, additional reporting requirements and/or oversight, and the curtailment or restructuring of our operations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices, including certain of our advisory board arrangements with physicians, some of whom are compensated in the form of stock or stock options, may not comply with healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other government regulations that apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects.

For a more detailed discussion of U.S. healthcare laws that may affect our business, see “Business—Healthcare Laws and Regulations” in Part I, Item 1 of this Annual Report.

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

Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the ACA. The ACA substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products. There have been executive, judicial and Congressional challenges, to certain aspects of the ACA. For example, on June 17, 2021, the United States Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In addition, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We cannot predict the ultimate content, timing or effect of any such challenges or changes to the ACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

Federal and state governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs. At the federal level, in July 2021, the Biden administration released an executive order that included multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. department of Health and Human Services (“HHS") released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform. The plan sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA also, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We are subject to stringent and evolving privacy and information security laws, regulations, industry standards, policies and contractual obligations and our actual or perceived failure to comply with such obligations could adversely affect our business.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, information about patients and clinical trial data (collectively, sensitive data).

Our data processing activities subject us to numerous data privacy and security laws and regulations, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. In addition, in the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. Although there are minimum revenue thresholds for companies to be subject to these laws and there are limited exemptions for clinical trial data under the CCPA and similar state comprehensive privacy laws, such laws may impact (possibly significantly) our business activities depending on how they are interpreted, should we become subject to the CCPA or such state comprehensive privacy laws in the future. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements regarding data privacy and security and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we are unable to properly protect the privacy and security of sensitive data in our possession, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy and security laws, including applicable HIPAA privacy and security standards, we could face significant consequences, including but not limited to: government enforcement actions (e.g., administrative, civil and criminal penalties, investigations, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data (including clinical trial data); and orders to destroy or not use personal data. In addition, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

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

In connection with the growth and advancement of our pipeline, we expect to increase the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, manufacturing and, as our product candidates advance through later stages of clinical development, sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expected expansion of our operations or recruit and train additional qualified personnel. Moreover, the expected physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

If our information technology systems, or those of our third-party vendors, collaborators or other contractors or consultants, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to a material disruption of our product development programs, regulatory investigations or actions, litigation, fines and penalties, reputational harm and other adverse consequences.

In the ordinary course of our business, we and the third parties upon which we rely process sensitive data, and, as a result, we and the third parties upon which we rely face a variety of evolving threats that could cause security incidents. Our information technology systems and those of our current and any future third-party vendors, collaborators and other contractors or consultants are subject to damage or interruption from a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), computer viruses, computer hackers, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), employee theft or misuse, denial-of-service attacks, credential stuffing, credential harvesting, ransomware attacks, adware, attacks enhanced or facilitated by AI, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

While we seek to protect our information technology systems from system failure, accident and security breach, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other sensitive data or other disruptions. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience a significant cybersecurity breach of our information systems or sensitive data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. If we are unable to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, or the loss of or damage to sensitive data.

Although we have implemented security measures designed to help protect sensitive data from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable in the future to attacks by hackers or viruses, failures, or breaches due to third-party action, employee negligence or error, malfeasance, or other incidents or disruptions. For example, we could be the target of phishing attacks seeking confidential information regarding our employees. Furthermore, while we have implemented data privacy and security measures that are designed to comply with applicable laws and regulations relating to privacy and data protection, some health-related and other personal information or confidential information may be transmitted to us or processed by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health-related and other personal information or confidential information to us or process such information on our behalf. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

To the extent that we or third parties upon which we rely are found to have violated data security laws, rules or regulations or if we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, including an incident that results in a loss of, or damage to, our or our third-party vendors’, collaborators’ or other contractors’ or consultants’ data or applications, or inappropriate disclosure of confidential or proprietary information, we could experience adverse consequences including but not limited to litigation exposure, penalties and fines, regulatory actions or investigations, restrictions on processing sensitive data (including clinical trial data), reputational harm; monetary fund diversions, diversion of management attention, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

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

Our stock price is, and is likely to continue to be, volatile. For example, our stock traded within a range of a high price of $63.62 and a low price of $1.62 per share for the period of February 5, 2021, our first day of trading on the Nasdaq Global Select Market, through March 1, 2024. As a result of volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
•
global or regional public health emergencies, and political instability, including terrorist attacks, civil unrest and actual or threatened armed conflict, such as the Russia-Ukraine and Israel-Hamas wars;
•
general economic, industry and market conditions, including heighted interest rates and inflation; and
•
the other factors described in this “Risk Factors” section.

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

Unfavorable global economic conditions or bank closures could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including as a result of heightened inflation and interest rates.A severe or prolonged economic downturn, or additional global financial crises, including related to potential future pandemics or the Russia-Ukraine and Israel-Hamas armed conflicts, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, and strategic or competitive in nature, and our clinical trial and related data (“Information Systems and Data”).

The Company’s Vice President, Head of IT, Senior Manager of IT Infrastructure, Systems, and Security, the Company's Information Security Management System (“ISMS”) Management Review Team, and third-party service providers (collectively, the “Information Security Function”) help identify, assess, and manage the Company’s cybersecurity threats and risks. The Information Security Function identifies and assesses risks from cybersecurity threats by monitoring and evaluating the Company’s threat environment and risk profile using various methods and tools including, for example: subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and bad actors, conducting scans of the threat environment, and evaluating our industry’s risk profile and threats reported to us. We also complete internal and external security audits, third party threat assessments, and vulnerability assessments.

The Company implements and maintains technical, physical, and organizational measures designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. These measures include, for example: risk assessments, implementation of certain security standards and certifications, encryption of certain data, access and network security controls, physical security, asset management, tracking and disposal, systems monitoring, employee training, penetration testing, cybersecurity insurance, and an incident response plan. Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the ISMS maintains a risk register related to information and security threats and evaluates and manages material risks from cybersecurity threats against our overall business objectives. This information is communicated to the audit committee of the board of directors, which evaluates the Company's risks relating to data privacy, technology and information security, including cybersecurity.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including cybersecurity software providers, managed cybersecurity service providers, penetration testing firms, external legal counsel, and dark web monitoring services. We also use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers, which includes reviewing vendor security audits and reports.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems, or those of our third-party vendors, collaborators or other contractors or consultants, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to a material disruption of our product development programs, regulatory investigations or actions, litigation, fines and penalties, reputational harm and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the Senior Manager of IT Infrastructure, Systems and Security, who oversees the ISMS Management Review Team and reports to the Vice President, Head of IT. The Vice President, Head of IT is responsible for strategic leadership of our cybersecurity risk management program. The Vice President, Head of IT is responsible for hiring appropriate personnel, approving budgets, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Head of IT role is currently held by an individual who has approximately 35 years of professional IT management experience. The Senior Manager of IT Infrastructure, Systems and Security leads the operational and ISMS oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare employees and third-party service providers to address cybersecurity risks. The Senior Manager of IT Infrastructure, Systems, and Security has approximately 10 years of experience in IT including infrastructure and cloud administration, participation in risk management and incident response activities, vendor management, and ensuring information security policy compliance.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Chief Financial Officer, and the Chief Executive Officer. The Company’s information technology department and managed service partners work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the audit committee of the board of directors and the chair of the board of directors for certain cybersecurity incidents. The audit committee of the board of directors receives summaries or presentations from the Vice President, Head of IT concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

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

Holders

As of March 1, 2024, we had approximately 16 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

Use of Proceeds from Registered Securities

On February 9, 2021, we closed our initial public offering of our common stock pursuant to a registration statement on Form S-1 (File No. 333-252175), which was declared effective by the SEC on February 4, 2021, and a registration statement on Form S-1 (File No. 333-252766), which was deemed effective on February 5, 2021.

We received aggregate net proceeds from the offering of $186.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. As of December 31, 2023, we have used $173.0 million of the net proceeds from our IPO primarily to fund the development of trem-cel, VCAR33ALLO, and the trem-cel + VCAR33 Treatment System and continued expansion of our pipeline and platform technology, as well as for working capital and general corporate purposes.

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

Overview

Vor Bio is a clinical-stage company harnessing the power of cell and genome engineering to develop potentially transformative therapies in acute myeloid leukemia (“AML”), a devastating disease with few treatment options. AML is the most common type of acute leukemia in adults and one of the deadliest and most aggressive blood cancers, affecting approximately 20,000 newly diagnosed patients each year in the United States.

Leveraging our expertise in HSC biology and genome engineering, we genetically modify HSCs to remove surface targets and then provide these cells as HCTs to patients. Once these cells engraft into bone marrow, the patient’s healthy cells are shielded because they no longer express the surface target, leaving only the cancerous cells exposed. We believe this will unlock the potential of targeted therapies to selectively destroy cancerous cells while shielding healthy cells. As a result, our shielded transplants are designed to limit the on-target toxicities associated with these targeted therapies, thereby enhancing their utility, and broadening their applicability. We intend to pair our shielded transplants with targeted therapeutics such as VCAR33ALLO, a chimeric antigen receptor (“CAR”)-T therapy designed to target CD33, to bring potentially transformative outcomes to patients and establish a new standard of care Treatment System in AML.

We are developing trem-cel, a shielded transplant, which we believe has the potential to transform the treatment for AML. Trem-cel is created by genetically modifying healthy donor HSCs in order to remove the CD33 surface target. We intend to develop trem-cel as a HCT product candidate to replace the standard of care in transplant settings. We are actively enrolling and treating patients in VBP101, our first-in-human Phase 1/2a trial of trem-cel in combination with Mylotarg. We released clinical data for this trial most recently in December 2023. The data showed that primary neutrophil engraftment occurred in all eight patients treated with trem-cel. Three out of three patients treated with Mylotarg experienced hematologic protection from deep cytopenias through repeat doses, suggesting that trem-cel transplants shielded patients’ healthy cells from the on-target toxicity typically seen with Mylotarg treatment. We expect to release additional engraftment and hematologic protection data in the second half of 2024. If successful, this trial will provide important validating evidence of the potential of trem-cel and our broader approach.

VCAR33ALLO is manufactured from lymphocytes collected from the patient’s original transplant donor, generating a CAR-T cell product that is exactly matched to the recipient’s engrafted blood system. By using healthy transplant donor cells as the starting material to produce VCAR33ALLO, the CAR-T cells have a more stem-like phenotype, leading to greater potential for expansion, persistence, and anti-leukemia activity compared to a product derived from a patient’s own lymphocytes. In January 2024 we dosed the first patient with VCAR33ALLO in VBP301 and expect to treat multiple additional patients in the first half of 2024. We expect to report initial data in the second half of 2024.

We believe that the combination of trem-cel followed by treatment with VCAR33ALLO in the post-transplant setting, which we refer to as the trem-cel + VCAR33 Treatment System, may transform patient outcomes and offer the potential for cures for patients that have limited treatment options. The trem-cel + VCAR33 Treatment System would utilize the same healthy donor allogenic cell source for both trem-cel and VCAR33ALLO. We plan to collect initial data on trem-cel from the VBP101 clinical trial and initial clinical data from the VCAR33ALLO program prior to IND submission for the trem-cel + VCAR33 Treatment System. However, the VBP301 protocol allows for patients who have received a trem-cel transplant on the VBP101 study to enroll in VBP301 and receive VCAR33ALLO. This may provide valuable early insights into the potential of the trem-cel + VCAR33 Treatment System to enable a more potent therapy and durable responses post-transplant.

We operate an in-house clinical manufacturing facility in Cambridge, Massachusetts to support development of our shielded transplants and CAR-T therapeutic candidates for patients with blood cancers. While this facility is now operational, we continue to rely on third-party contract manufacturers for our required raw materials, manufacturing devices, active pharmaceutical ingredients and finished product for our research and clinical manufacturing. Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, building out our internal clinical manufacturing facility and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through December 31, 2023, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $464.0 million.

We have incurred significant operating losses since inception, including net losses of $117.9 million and $92.1 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $340.1 million.

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $137.2 million. We expect that our cash, cash equivalents and marketable securities at December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025.

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

Internal expenses include:

•
personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses, for employees involved in research and development activities; and
•
facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, insurance and other internal operating costs, and internal manufacturing expenses.

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
•
per patient trial costs;
•
successful patient enrollment in, and the initiation of, clinical trials, as well as drop out or discontinuation rates or complications with donors;
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

Results of Operations

Comparison of Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$94,315	$64,550	$29,765
General and administrative	31,721	28,868	2,853
Total operating expenses	126,036	93,418	32,618
Loss from operations	(126,036)	(93,418)	(32,618)
Other income:
Interest income	8,173	1,324	6,849
Total other income	8,173	1,324	6,849
Net loss	$(117,863)	$(92,094)	$(25,769)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
External expenses	$39,051	$23,535	$15,516
Internal expenses:
Manufacturing expenses	4,372	—	4,372
Personnel expenses (including stock-based compensation)	35,727	29,955	5,772
Facilities and other expenses	15,165	11,060	4,105
Total research and development expenses	$94,315	$64,550	$29,765

Research and development expenses were $94.3 million for the year ended December 31, 2023, compared to $64.6 million for the year ended December 31, 2022. The increase of $29.8 million was primarily attributable to an increase of $19.9 million driven by clinical trial and manufacturing activities for our trem-cel and VCAR33ALLO programs, external research and development costs related to the continued development of our platform studies, and the execution of our non-exclusive license with Editas Medicine. In addition, personnel-related costs increased $5.8 million driven by an increase in share-based compensation expense and additional headcount to support our research and development activities, and facilities and other expenses increased by $4.1 million driven by our laboratory and cGMP manufacturing facility expansion.

General and Administrative Expenses

General and administrative expenses were $31.7 million for the year ended December 31, 2023, compared to $28.9 million for the year ended December 31, 2022. The increase of $2.8 million was attributable to an increase in personnel expenses driven by an increase in share-based compensation expense.

Other Income

Other income increased by $6.8 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in interest income was due to increases in interest received from our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $464.0 million as of December 31, 2023.

In order to fund our future operations, including our planned clinical trials, on March 14, 2022, we filed a universal shelf registration statement (the “Shelf Registration Statement”), to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. As of December 31, 2023, $274.8 million remains available under this Shelf Registration Statement, including $120.1 million reserved for at-the market offerings discussed below.

At-the-Market Sales Agreements

In March 2022, we entered into an open market sale agreement with Jefferies LLC (“Jefferies”) as the sales agent pursuant to which we could issue and sell common stock with an aggregate value of up to $125.0 million in one or more at-the-market offerings (the “Jefferies ATM Facility”). Jefferies acted as the sole sales agent for any sales made under the Jefferies ATM Facility for a commission up to 3.0% on gross proceeds. The common stock was sold at prevailing market prices at the time of the sale. We sold 856,030 shares of common stock under the

Jefferies ATM Facility during the year ended December 31, 2022 at a weighted average price per share of $5.23 for aggregate net proceeds of $4.3 million, after deducting commissions.

In December 2022, we terminated the Jefferies ATM Facility and entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the “Stifel ATM Facility”). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million. We will pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We sold 1,016,662 and 10,000 shares of common stock under the Stifel ATM Facility during the years ended December 31, 2023 and 2022 at a weighted average price per share of $4.75 and $6.67, respectively, for aggregate net proceeds of $4.7 million and less than $0.1 million, respectively after deducting commissions and issuance costs payable by us. As of December 31, 2023, $120.1 million remained available to be sold under the Stifel ATM Facility.

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

Cash Requirements

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $137.2 million. We will need to raise additional capital in the future to fund our future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding, will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

We expect that our existing cash, cash equivalents and marketable securities at December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

We expect our expenses to increase substantially if, and as, we:

•
continue research and preclinical and clinical development of our product candidates, including in particular the expenses associated with our clinical trials;
•
incur both internal and third party manufacturing costs to support our preclinical studies and clinical trials of our product candidates and, if approved, their commercialization;
•
seek to identify and develop additional product candidates;
•
make investments in our platform, including the continuing costs of developing and maintaining our internal manufacturing capabilities;
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

In addition, we expect to continue to incur additional costs associated with operating as a public company, including significant legal, audit, accounting, investor and public relations, regulatory, tax-related, director and officer insurance premiums, investor relations and other expenses. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any product candidate for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for at least several years, if ever.

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of our equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of our equity or convertible debt securities, including through the use of the Stifel ATM Facility, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from worsening geopolitical tensions and adverse macroeconomic conditions or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements that, have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(100,292)	$(85,144)
Net cash provided by (used in) investing activities	71,008	(94,091)
Net cash provided by financing activities	2,938	117,140
Net decrease in cash, cash equivalents and restricted cash equivalents	$(26,346)	$(62,095)

Operating Activities

Net cash used in operating activities was $100.3 million for the year ended December 31, 2023, reflecting a net loss of $117.9 million, offset by a net $0.7 million benefit from changes in operating assets and liabilities, and non-cash charges of $16.9 million. The non-cash charges primarily consisted of stock-based compensation expense of $13.4 million, non-cash lease expense of $4.7 million and depreciation expense of $3.5 million, offset by non-cash interest accretion of $4.7 million.

Net cash used in operating activities was $85.1 million for the year ended December 31, 2022, reflecting a net loss of $92.1 million and net cash use of $9.8 million for operating assets and liabilities, which were offset by non-cash charges of $16.8 million. The non-cash charges primarily consisted of stock-based compensation expense of $10.7 million, non-cash lease expense of $3.6 million and depreciation expense of $2.5 million.

The $15.1 million increase in net cash used in operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to an increase in research and development expenses, including clinical and manufacturing expenses as a result of the ongoing trem-cel clinical trial and the start of our VCAR33 clinical timing, and differences in the timing of payments for research and development expenses incurred during each respective period.

Investing Activities

Net cash provided by investing activities was $71.0 million for the year ended December 31, 2023, which consisted of purchases of $74.9 million of marketable securities and $1.1 million of property and equipment offset by proceeds of $147.0 million from the maturity of marketable securities. Net cash used in investing activities was $94.1 million for the year ended December 31, 2022, which consisted of purchases of $123.2 million of marketable securities and $8.5 million of property and equipment offset by proceeds of $37.6 million from the maturity of marketable securities.

Financing Activities

Net cash provided by financing activities was $2.9 million for the year ended December 31, 2023, which consisted of proceeds of $4.6 million from the sale of common stock under the Stifel ATM Facility and proceeds of $0.3 million from the exercise of stock options and purchases of common stock under our ESPP, offset by the payment of $0.7 million of issuance costs related to the underwritten public offering under our Shelf Registration Statement and concurrent private placement that closed in December 2022, and $1.2 million of taxes paid related to net share settlement of equity awards. Net cash provided by financing activities was $117.1 million for the year ended December 31, 2022, which consisted of proceeds of $111.5 million from the sale of common stock under the public offering and concurrent private placement, before deducting commissions and issuance costs payable by us, proceeds of $4.5 million received from the sale of common stock under the Jefferies ATM Facility and the Stifel ATM Facility, and net proceeds of $1.2 million from the exercise of stock options and purchases of common stock under our ESPP.

Contractual Obligations and Other Commitments

Contractual obligations relate to future minimum lease payments for existing non-cancellable leases primarily relating to corporate office and laboratory real estate, with terms expiring through February 2030. Future minimum annual rental payments required under these operating lease agreements as of December 31, 2023 are described in more detail in Note 9 to our audited consolidated financial statements, included elsewhere in this Annual Report.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the year ending December 31, 2023, there were no material changes to these assumptions.

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

We are also a “smaller reporting company.” If we are a smaller reporting company at the time that we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited consolidated financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023 our internal control over financial reporting was effective.

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

Item 9B. Other Information.

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be set forth under the captions “Executive Officers”, “Proposal No. 1 – Election of Two Class III Directors,” “Corporate Governance,” and "Delinquent Section 16(a) Reports" in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth under the captions “Executive Compensation” and “Director Compensation” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans at December 31, 2023” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be set forth under the caption “Independent Registered Public Accountants’ Fees” in our Definitive Proxy Statement with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)
Exhibits

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-252175	4.1	February 1, 2021

4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated June 30, 2020	S-1/A	333-252175	4.2	February 1, 2021

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39979	4.3	March 14, 2022

10.1†	Patent License Agreement, by and between the Registrant and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, dated October 30, 2020	S-1	333-252175	10.3	January 15, 2021

10.2†	Exclusive License Agreement, by and between the Registrant and The Trustees of Columbia University in the City of New York (“Columbia”), dated April 28, 2016	S-1	333-252175	10.1	January 15, 2021

10.3†	First Amendment to Exclusive License Agreement, by and between the Registrant and Columbia, dated February 12, 2019	S-1	333-252175	10.2	January 15, 2021

10.4†	Second Amendment to Exclusive License Agreement, by and between the Registrant and Columbia, dated November 8, 2021	10-Q	001-39979	10.1	November 10, 2021

10.5	Lease Agreement, by and between the Registrant and PPF Off 100 Cambridge Park Drive, LLC (“Landlord”), dated December 17, 2019	S-1	333-252175	10.4	January 15, 2021

10.6	First Amendment to Lease, by and between the Registrant and the Landlord, dated June 15, 2021	8-K	001-39979	10.1	June 17, 2021

10.7	Second Amendment to Lease, by and between the Registrant and the Landlord, dated June 15, 2021	8-K	001-39979	10.2	June 17, 2021

10.8+	2015 Stock Incentive Plan and Forms of Option Grant Agreements, Exercise Notices and Restricted Stock Agreement	S-1	333-252175	10.5	January 15, 2021

10.9+	2021 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	S-1/A	333-252175	10.6	February 1, 2021

10.10+	2021 Employee Stock Purchase Plan	S-1/A	333-252175	10.7	February 1, 2021

10.11+	2023 Inducement Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise, RSU Award Grant Notice and Award Agreement (RSU Award) thereunder	S-8	333-274275	99.1	August 30, 2023

10.12+	Form of Indemnification Agreement with Executive Officers and Directors	S-1	333-252175	10.8	January 15, 2021

10.13+	Offer Letter, by and between the Registrant and Robert Ang, dated June 28, 2019	S-1	333-252175	10.9	January 15, 2021

10.14+	Offer Letter, by and between the Registrant and Nathan Jorgensen, dated March 20, 2020	S-1	333-252175	10.12	January 15, 2021

10.15+	Offer Letter, by and between the Registrant and Tirtha Chakraborty, dated August 28, 2019	S-1	333-252175	10.13	January 15, 2021

10.16+	Non-Employee Director Compensation Policy	10-Q	001-39979	10.1	May 11, 2023

10.17+	Executive Severance and Change in Control Benefits Plan	S-1/A	333-252175	10.15	February 1, 2021

10.18	Securities Purchase Agreement, dated as of December 7, 2022, by and between the Registrant and RA Capital Healthcare Fund, L.P.	8-K	001-39979	10.1	December 7, 2022

10.19	Sales Agreement, dated December 23, 2022, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated	8-K	001-39979	1.1	December 23, 2022

21.1	Subsidiaries of the Registrant	S-1	333-252175	21.1	January 15, 2021

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Incentive Compensation Recoupment Policy					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VOR BIOPHARMA INC.

Date: March 20, 2024	By:	/s/ Robert Ang
Robert Ang, M.B.B.S., M.B.A.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Ang	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2024
Robert Ang, M.B.B.S., M.B.A.

/s/ Nathan Jorgensen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2024
Nathan Jorgensen, Ph.D., M.B.A.

/s/ Matthew Patterson	Chairman of the Board	March 20, 2024
Matthew Patterson

/s/ Daniella Beckman	Director	March 20, 2024
Daniella Beckman

/s/ David C. Lubner	Director	March 20, 2024
David C. Lubner

/s/ Sven (Bill) Ante Lundberg	Director	March 20, 2024
Sven (Bill) Ante Lundberg, M.D.

/s/ Joshua Resnick	Director	March 20, 2024
Joshua Resnick, M.D.

VOR BIOPHARMA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Vor Biopharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vor Biopharma Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020

Boston, Massachusetts

March 20, 2024

VOR BIOPHARMA INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$31,360	$57,706
Marketable securities	105,815	172,539
Prepaid expenses	3,153	4,368
Other current assets	475	2,337
Total current assets	140,803	236,950
Restricted cash equivalents	2,413	2,413
Property and equipment, net	10,050	12,634
Operating lease right-of-use assets	40,048	44,444
Other assets	4,812	2,925
Total assets	$198,126	$299,366
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$815	$1,772
Accrued liabilities	10,877	7,889
Operating lease liabilities	3,830	3,272
Other current liabilities	50	186
Total current liabilities	15,572	13,119
Long-term liabilities:
Operating lease liabilities—non-current	31,830	35,640
Total liabilities	47,402	48,759
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 67,901,610, and 66,079,597 shares issued and 67,891,311 and 65,996,138 outstanding as of December 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	490,874	473,587
Accumulated other comprehensive loss	(77)	(770)
Accumulated deficit	(340,080)	(222,217)
Total stockholders’ equity	150,724	250,607
Total liabilities and stockholders’ equity	$198,126	$299,366

The accompanying notes are an integral part of these consolidated financial statements

VOR BIOPHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022
Operating expenses:
Research and development	$94,315	$64,550
General and administrative	31,721	28,868
Total operating expenses	$126,036	$93,418
Loss from operations	$(126,036)	$(93,418)
Other income:
Interest income	8,173	1,324
Total other income	8,173	1,324
Net loss	$(117,863)	$(92,094)
Net loss per share attributable to common stockholders, basic and diluted	$(1.75)	$(2.33)
Weighted-average common shares outstanding, basic and diluted	67,191,973	39,551,420

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale investments	693	(770)
Total other comprehensive income (loss)	693	(770)
Comprehensive loss	$(117,170)	$(92,864)

The accompanying notes are an integral part of these consolidated financial statements

VOR BIOPHARMA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	37,174,741	$4	$346,382	$—	$(130,123)	$216,263
Issuance of common stock upon vesting of RSUs, vesting and exercise of stock options, and issuance of common stock from ESSP, net of shares withheld for taxes	1,025,193	—	1,350	—	—	1,350
Issuance of common stock from at-the-market sales agreement	866,030	—	4,356	—	—	4,356
Issuance of common stock from offering and concurrent private placement, net of issuance costs	26,930,174	3	110,804	—	—	110,807
Stock-based compensation expense	—	—	10,695	—	—	10,695
Other comprehensive loss, net of tax	—	—	—	(770)	—	(770)
Net loss	—	—	—	—	(92,094)	(92,094)
Balance, December 31, 2022	65,996,138	$7	$473,587	$(770)	$(222,217)	$250,607
Issuance of common stock upon vesting of RSUs, vesting and exercise of stock options, and issuance of common stock from ESSP, net of shares withheld for taxes	878,510	—	(787)	—	—	(787)
Issuance of common stock from at-the-market sales agreements	1,016,662	—	4,712	—	—	4,712
Stock-based compensation expense	—	—	13,362	—	—	13,362
Other comprehensive loss, net of tax	—	—	—	693	—	693
Net loss	—	—	—	—	(117,863)	(117,863)
Balance, December 31, 2023	67,891,310	$7	$490,874	$(77)	$(340,080)	$150,724

The accompanying notes are an integral part of these consolidated financial statements

Vor Biopharma Inc.

CONSOLIDATED StatementS of Cash Flows

	Year Ended December 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(117,863)	$(92,094)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	3,492	2,525
Non-cash lease expense	4,727	3,578
Stock-based compensation	13,362	10,695
Interest amortization on marketable securities	(4,660)	(12)
Changes in operating assets and liabilities:
Operating lease liabilities, net	(3,583)	(10,454)
Prepaid expenses and other current assets	3,270	225
Accounts payable and accrued liabilities	2,850	1,114
Other assets	(1,887)	(721)
Net cash used in operating activities	(100,292)	(85,144)
Cash flow from investing activities
Purchases of marketable securities	(74,923)	(123,189)
Proceeds from maturities of marketable securities	147,000	37,560
Purchases of property and equipment	(1,069)	(8,462)
Net cash provided by (used in) investing activities	71,008	(94,091)
Cash flow from financing activities
Proceeds from the issuance of common stock from public offering and concurrent private placement, net of underwriter fees and issuance costs	—	111,524
Payment of issuance costs related to underwritten public offering and concurrent private placement	(717)	—
Proceeds from the issuance of common stock from at-the-market sales agreements, net of issuance costs	4,578	4,451
Shares repurchased for tax withholdings upon vesting of restricted stock unit awards	(1,187)	—
Proceeds from stock option exercises and the issuance of shares under ESPP	264	1,165
Net cash provided by financing activities	2,938	117,140
Net decrease in cash, cash equivalents and restricted cash equivalents	(26,346)	(62,095)
Cash, cash equivalents and restricted cash equivalents, beginning of period	$60,119	$122,214
Cash, cash equivalents and restricted cash equivalents, end of period	$33,773	$60,119
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$—	$23,376
Purchases of property and equipment in accounts payable and accrued liabilities	$70	$38
Financing costs associated with the sale of common stock included in accounts payable and accrued expenses	$27	$812

A reconciliation of the cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$31,360	$57,706
Restricted cash equivalents	2,413	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$33,773	$60,119

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

Risks and Uncertainties

The Company is subject to a number of risks common to development stage companies in the biotechnology industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, dependence on key personnel, protection of proprietary technology, reliance on third party organizations, risks of obtaining regulatory approval for any product candidate that it may develop, development by competitors of technological innovations, compliance with government regulations, and the need to obtain additional financing.

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents and marketable securities at December 31, 2023 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain comparative amounts have been reclassified to conform to the current period presentation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) or an Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

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

Marketable Securities

Investments in marketable debt securities are classified as available-for-sale. Marketable securities with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such securities represent an investment of cash that is available for current operations.

Available-for-sale marketable securities are reported at fair value at each balance sheet date. Unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss), a component of stockholders’ equity. Amortization and accretion of premiums and discounts are recorded in interest income. Realized gains and losses are included as a component of other income, net in the consolidated statements of operations.

The Company evaluates its marketable securities with unrealized losses for impairment. When assessing marketable securities for unrealized declines in value, the Company considers whether the decline in value is related to a credit loss or non-credit loss. For credit losses, the Company reduces the marketable security to fair value through an allowance for credit losses recorded to the balance sheet and corresponding charge to the statement of operations. The allowance for credit losses and corresponding impairment charge is adjusted each period for changes in fair value. For non-credit losses, the Company reduces the marketable security to fair value through a charge to the statement of comprehensive income (loss), reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. No credit losses were recorded during the periods presented.

Restricted Cash Equivalents

The Company had $2.4 million of restricted cash equivalents in the form of a letter of credit related to a lease at December 31, 2023 and 2022.

Comprehensive income (loss)

Comprehensive income (loss) includes net loss, as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash equivalents and marketable securities. The Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company’s marketable securities may consist of money market funds and marketable debt securities, including corporate bonds and U.S. Treasury securities. The Company’s investment policy limits instruments to investment grade securities with high credit quality issuers with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for impairment, the Company first compares the estimated undiscounted future cash flows expected to result from the use or disposition of that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss would be recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market prices and third-party independent appraisals, as considered necessary. No impairments occurred in the years ending December 31, 2023 and 2022.

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

The fair value of each restricted common stock award and each restricted stock unit award is estimated on the date of grant based on the fair value of the Company’s common stock on that same date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model which requires inputs based on certain subjective assumptions, including the following:

•
Fair Value of Common Stock— See the discussion below.
•
Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company uses the simplified method to determine the expected term, which is based on the average of the time-to-vesting and the contractual life of the options.
•
Expected Volatility—Because the Company does not have sufficient trading history for its common stock as of December 31, 2023, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
•
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the awards.
•
Dividend Yield—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The Company began to use the closing common stock price as reported on the Nasdaq Global Select Market exchange as the fair value of common stock on the date of a grant subsequent to the Company's initial public offering of its common stock (“IPO”). Prior to the Company's IPO the estimated fair value of common stock was determined by the Company’s board of directors as of the date of each option grant, with input from management, considering third-party valuations of its common stock as well as the Company’s board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent third-party valuation through the date of the grant. These objective and subjective factors include: (i) prices paid for the Company’s redeemable convertible preferred stock, and the rights, preferences, and privileges of the Company’s redeemable convertible preferred stock and common stock; (ii) the Company’s stage of development; (iii) the fact that the grants of stock-based awards related to illiquid securities in a private company; and (iv) the likelihood of achieving a liquidity event for the common stock underlying the stock-based awards, such as an initial public offering or sale of the Company, given prevailing market conditions. These third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. The methodology utilized to estimate the fair value of the Company’s common stock was the option-pricing method (“OPM”) to back-solve the estimated value of the Company’s equity and corresponding value of the Company’s common stock.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and potentially dilutive securities outstanding during the periods. For purposes of the diluted net loss per share calculation, restricted stock, restricted stock units and stock options considered to be potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all reporting periods presented.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06 Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”), which modifies certain disclosure and presentation requirements of a variety of Topics in the Codification and is intended to both clarify or improve such requirements and align the requirements with the SEC’s regulations. The effective date for each amendment is the effective date of the removal of the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company will apply the provisions prospectively as such provisions become effective, and does not expect ASU 2023-06 to have a material impact on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires more detailed income tax disclosures, requiring entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by contractual maturity are as follows:

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasury Bill	$8,806	$6	$—	$8,812
U.S. Treasuries	97,086	12	(95)	97,003
Total	$105,892	$18	$(95)	$105,815

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate Bonds	$5,001	$—	$(56)	$4,945
U.S. Treasuries	116,432	—	(617)	115,815
Maturing after one year through five years
U.S. Treasuries	51,876	—	(97)	51,779
Total	$173,309	$—	$(770)	$172,539

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position:

	December 31, 2023
	Greater than twelve months		Total
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss

U.S. Treasuries	$53,447	$(95)	$53,447	$(95)
Total	$53,447	$(95)	$53,447	$(95)

	December 31, 2022
	Greater than twelve months		Total
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss

Corporate Bonds	$4,945	$(57)	$4,945	$(57)
U.S. Treasuries	162,601	(713)	162,601	(713)
Total	$167,546	$(770)	$167,546	$(770)

The Company holds investment grade marketable securities considered to be in an unrealized loss position. Although these marketable securities are held at an unrealized loss position at December 31, 2023, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods ended December 31, 2023 and December 31, 2022.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$31,164	$—	$—	$31,164
Marketable securities
U.S. Treasury Bill	8,812	—	—	8,812
U.S. Treasuries	—	97,003	—	97,003
Total marketable securities	8,812	97,003	—	105,815
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$42,389	$97,003	$—	$139,392

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$46,981	$—	$—	$46,981
Marketable securities
Corporate bonds	—	4,945	—	4,945
U.S. Treasuries	—	167,594	—	167,594
Total marketable securities	—	172,539	—	172,539
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$49,394	$172,539	$—	$221,933

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of marketable securities was determined based on observable market inputs. During the years ended December 31, 2023 and 2022, there were no transfers between levels.

Prepaid expenses, accounts payable and accrued expenses are stated at their respective historical carrying values which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Laboratory equipment	$10,028	$9,499
Manufacturing equipment	6,936	5,706
Computer equipment	432	432
Furniture, fixtures and other	599	568
Construction in progress	146	1,039
Total	18,141	17,244
Less: Accumulated depreciation	(8,091)	(4,610)
Property and equipment, net	$10,050	$12,634

Depreciation expense for the years ended December 31, 2023 and 2022 was approximately $3.5 million and $2.5 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Employee-related expenses	$5,962	$4,408
Professional fees	1,245	1,701
Clinical expenses	1,495	532
Research and development expenses	1,059	569
Manufacturing expenses	842	328
Other	274	351
Total accrued liabilities	$10,877	$7,889

7. Stockholders' Equity

Common Stock

As of December 31, 2023 and 2022, the Company’s authorized capital stock included 400,000,000 shares of its $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the Delaware General Corporation Law. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. No dividends have been declared or paid as of and for either of the years ended December 31, 2023 and 2022.

At-the-Market Sales

During the years ended December 31, 2023 and, 2022, the Company sold 1,016,662 and 866,030 shares of common stock, respectively, in at-the-market offerings at a weighted average price per share of $4.75 and $5.25, respectively, for aggregate net proceeds of $4.7 million and $4.4 million, respectively after deducting commissions.

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

8. Stock-Based Compensation

2023 Inducement Plan

On August 25, 2023, the Company’s board of directors adopted the Company’s 2023 Inducement Plan (the “2023 Inducement Plan”) pursuant to which the Company reserved 3,500,000 shares of common stock for issuance under the 2023 Inducement Plan. The 2023 Inducement Plan provides for the grant of non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance awards and other forms of stock-based compensation to eligible individuals. In accordance with Nasdaq Marketplace Rule 5635(c)(4), awards under the 2023 Inducement Plan may only be made to individuals not previously employees or directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. Awards granted under the 2023 Inducement Plan must be approved by either a majority of the Company’s independent directors or the compensation committee of the Company’s board of directors. As of December 31, 2023, the Company had 3,263,436 shares of its common stock available for future issuance under the 2023 Inducement Plan.

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

The number of shares of our common stock reserved for issuance under our 2021 Plan will automatically increase on January 1 of each year through January 1, 2031, by 4.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Any grants that expire or are canceled, terminated, forfeited, fail to vest, or are withheld to satisfy a tax withholding obligation are allowed to be reissued under 2021 Plan. As of December 31, 2023, the Company had 1,270,867 shares of its common stock available for future issuance under the 2021 Plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Year Ended December 31,
	2023	2022
Fair value of common stock	$4.94	$4.78
Expected term (in years)	6.0	5.9
Expected volatility	81.7%	78.8%
Risk-free interest rate	3.8%	2.5%
Dividend yield	—	—

The following table summarizes the Company’s stock option activity for the year ended December 31, 2023:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	6,471,524	$6.69	8.28	$14,949
Granted	2,347,469	4.94
Vested and exercised	(94,028)	1.85
Forfeited	(358,336)	7.41
Expired	(76,552)	12.09
Outstanding at December 31, 2023	8,290,077	$6.17	7.71	$999
Exercisable at December 31, 2023	4,539,019	$6.19	7.02	$880

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the respective date.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $3.56 and $7.10 per share, respectively. As of December 31, 2023, total unrecognized compensation expense related to stock options was $14.0 million which is expected to be recognized over a weighted-average period of 2.3 years. The intrinsic value of stock options exercised was $0.1 million for the year ended December 31, 2023.

As of December 31, 2023 and 2022, options for 10,299 and 83,459 shares with weighted average exercise prices of $4.90 and $2.23 were exercised and unvested, respectively. The underlying proceeds from the unvested exercises of less than $0.1 million and $0.2 million is recorded in other current liabilities as of December 31, 2023 and 2022, on the consolidated balance sheet.

Restricted Stock Units

As of December 31, 2023, there were 1,113,381 restricted stock units outstanding under the 2021 Plan and the 2023 Inducement Plan. The following table summarizes the Company's unvested restricted stock unit activity for the year ended December 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	1,430,200	$5.49
Granted	801,611	4.88
Vested	(1,019,846)	5.59
Forfeited	(98,584)	5.71
Unvested at December 31, 2023	1,113,381	$4.94

As of December 31, 2023, total unrecognized compensation expense related to the unvested restricted stock units was $4.6 million, which is expected to be recognized over a weighted average period of 2.2 years.

2021 Employee Stock Purchase Plan

In February 2021, the Company’s board of directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on February 5, 2021. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 1,800,000 shares. If purchase rights granted under the ESPP terminate without having been exercised, the shares of common stock not purchased under such purchase rights will again become available for issuance under the ESPP. As of December 31, 2023, the Company had 1,289,604 shares of its common stock available for future issuance under the ESPP.

The ESPP permits eligible employees to purchase common stock through accumulated payroll deductions at a purchase price equal to 85% of the lesser of the market value of the common stock at the beginning of the 6-month offering period or on the purchase date. During the years ended December 31, 2023 and 2022, the Company issued 82,703 and 34,242 shares with a weighted average purchase price of $2.73 and $3.41 during the year ended December 31, 2023, which resulted in an immaterial amount of compensation expense.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Research and development	$6,831	$6,036
General and administrative	6,531	4,659
Total stock-based compensation expense	$13,362	$10,695

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

The elements of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Operating lease cost	$7,802	$6,435
Variable lease cost	2,618	1,798
Total lease cost	$10,420	$8,233

Amounts reported in the consolidated balance sheets and the weight-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	December 31, 2023	December 31, 2022
Assets
Operating lease right-of-use assets	$40,048	$44,444
Liabilities
Operating lease liabilities, current	$3,830	$3,272
Operating lease liabilities, non-current	31,830	35,640
Total lease liabilities	$35,660	$38,912
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.7	7.7
Weighted-average discount rate	8.2%	8.2%

The following table represents other lease activity:

	Year Ended December 31,
(in thousands)	2023	2022
Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6,658	$13,311
Right-of-use assets obtained in exchange for lease obligations	$—	$23,376

Future lease payments for noncancelable leases as of December 31, 2023 were as follows:

(in thousands)	December 31, 2023
2024	$6,591
2025	6,651
2026	6,681
2027	6,882
2028	7,088
Thereafter	12,902
Total lease payments	$46,795
Less: imputed interest	(11,135)
Present value of lease liabilities	$35,660

10. Significant Agreements

The Company has agreements with third parties in the normal course of business under which it has obtained licenses for certain developed technologies. Such arrangements may require ongoing payments including annual fees and payments upon the achievement of various development, clinical, regulatory, and commercial milestones. In addition, if any products related to these agreements are approved for sale, the Company may be required to pay significant milestones upon approval and milestones and/or royalties on future sales. The payment of these amounts, however, is contingent upon the occurrence of various future events, which have a high degree of uncertainty of occurrence.

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

12. Defined Contribution Benefit Plan

The Company maintains a defined contribution plan under Section 401(k) (the “401(k) Plan”) of the Internal Revenue Code, as amended (the “Code”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, as well as Roth post tax deferrals. The Company matches 100% of compensation amounts deferred up to the first 1% of an employee's compensation plus 50% of compensation amounts deferred between 1% and 6% of an employee's compensation. All matching contributions are immediately vested. Expense recognized by the Company for matching contributions made in accordance with the 401(k) Plan was $1.0 million and $0.8 million for the years ended December 31, 2023 and December 31, 2022, respectively.

13. Income Taxes

The Company accounts for income taxes under FASB ASC 740 (“ASC 740”). For the years ended December 31, 2023 and 2022, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income rate to the Company’s effective income tax rate:

Year Ended December 31,
	2023	2022
Federal income tax rate	21.0%	21.0%
State income tax benefit	6.1%	5.8%
Permanent items	(0.9) %	(0.4) %
Research tax credits	5.7%	5.5%
Other	(0.4) %	(0.4) %
Valuation allowance	(31.5) %	(31.5) %
Effective income tax rate	—	—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets:
Accrued expenses	$1,428	$1,224
Federal net operating loss carryforwards	39,934	32,262
State net operating loss carryforwards	11,423	8,919
Tax credits	17,062	10,712
Stock compensation	1,545	1,248
R&D Capitalization	33,503	14,881
Amortization	1,464	429
Lease liability	9,746	10,445
Total deferred tax assets	116,105	80,120
Valuation allowance	(104,403)	(68,348)
Net total deferred tax assets	$11,702	$11,772
Deferred tax liabilities:
Lease right of use asset	(10,945)	(11,951)
Depreciation and amortization	(757)	179
Total deferred tax liabilities	$(11,702)	$(11,772)
Net deferred tax assets	$—	$—

The Company has weighed the positive and negative evidence to assess the recoverability of its deferred tax assets. Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income. After this assessment, the Company determined it was more likely than not that the Company will not realize the benefit of its deferred tax assets. As a result, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2023 and 2022 was $104.4 million and $68.3 million, respectively. For the years ended December 31, 2023 and 2022, the Company recorded an increase in the valuation allowance of $36.1 million and $28.9 million, respectively, primarily related to net operating losses incurred by the Company.

As of December 31, 2023, the Company had gross U.S. federal net operating loss carryforwards of $190.2 million including $188.3 million that had an indefinite carryforward period and $1.9 million that were subject to expiration at various dates through 2037. As of December 31, 2023, the Company had state net operating loss carryforwards of $180.8 million which will expire at various dates through 2043. As of December 31, 2023, the Company had U.S. federal research and development tax credit carryforwards of $12.2 million which will expire at various dates through 2042 and state research and credit carryforwards of $6.1 million which will expire at various dates through 2038. The net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

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

As of December 31, 2023 and 2022, the Company did not have any unrecognized tax benefits. Any future interest and penalties related to income tax matters would be recognized in the provision for income tax. As of December 31, 2023 and 2022, the Company did not have a balance of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the United States and various states. As of December 31, 2023, there were no income tax examinations in progress.

The tax years 2020 through present remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States. In addition, tax years prior to 2019 resulted in losses and the Company also generated research and development tax credits during those years. Since carryforward attributes generated in these years may be utilized in future years, years prior to 2019 may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period.

14. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022
Numerator:
Net loss attributable to common stockholders	$(117,863)	$(92,094)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	67,191,973	39,551,420
Net loss per share attributable to common stockholders, basic and diluted	$(1.75)	$(2.33)

The Company’s potentially dilutive securities were stock options, unvested restricted stock, and restricted stock units. Based on the amounts outstanding at December 31, 2023 and 2022, the Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of December 31,
	2023	2022
Options to purchase common stock	8,290,077	6,388,065
Unvested restricted stock	10,299	83,459
Restricted stock units	1,113,381	1,430,200