Form 10-Q
period 2024-03-31
Vor Biopharma Inc.
filed 2024-05-09
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of the registrant’s Common Stock outstanding as of May 3, 2024 was 68,259,602.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “might,” “intend,” “target,” “ongoing,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of this Quarterly Report on Form 10-Q and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

ii

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. You should refer to the “Summary Risk Factors” and “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of material factors that could cause actual results or events to differ materially from the forward-looking statements that we make.

This Quarterly Report on Form 10-Q includes statistical and other industry and market data, which we obtained from our own internal estimates and research, as well as from industry and general publications and research, surveys, and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third-party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor these definitions have been verified by any independent source.

All brand names or trademarks appearing in this Quarterly Report on Form 10-Q, including Mylotarg, are the property of their respective owners.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$44,964	$31,360
Marketable securities	62,515	105,815
Prepaid expenses	3,831	3,153
Other current assets	507	475
Total current assets	111,817	140,803
Restricted cash equivalents	2,413	2,413
Property and equipment, net	9,165	10,050
Operating lease right-of-use assets	38,816	40,048
Other assets	4,819	4,812
Total assets	$167,030	$198,126
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,325	$815
Accrued liabilities	6,797	10,877
Operating lease liabilities	3,957	3,830
Other current liabilities	134	50
Total current liabilities	13,213	15,572
Long-term liabilities:
Operating lease liabilities—non-current	30,782	31,830
Total liabilities	43,995	47,402
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 68,223,496 and 67,901,610 shares issued and 68,215,771 and 67,891,311 outstanding as of March 31, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	493,999	490,874
Accumulated other comprehensive loss	(87)	(77)
Accumulated deficit	(370,884)	(340,080)
Total stockholders’ equity	123,035	150,724
Total liabilities and stockholders’ equity	$167,030	$198,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Operating expenses:
Research and development	$24,322	$21,915
General and administrative	8,004	8,507
Total operating expenses	$32,326	$30,422
Loss from operations	$(32,326)	$(30,422)
Other income:
Interest income	1,522	1,989
Total other income	1,522	1,989
Net loss	$(30,804)	$(28,433)
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.43)
Weighted-average common shares outstanding, basic and diluted	68,030,966	66,265,703

Other comprehensive income (loss):
Unrealized (loss) gain on available for sale marketable securities	(10)	596
Total other comprehensive (loss) income	(10)	596
	$(30,814)	$(27,837)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of stockholders’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2023	67,891,311	$7	$490,874	$(77)	$(340,080)	$150,724
Issuance of common stock upon vesting of RSUs and vesting and exercise of stock options, net of shares withheld for taxes	184,998	—	(169)	—	—	(169)
Issuance of common stock from at-the-market sales agreement	139,462	—	213	—	—	213
Stock-based compensation expense	—	—	3,081	—	—	3,081
Other comprehensive loss	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(30,804)	(30,804)
Balance at March 31, 2024	68,215,771	$7	$493,999	$(87)	$(370,884)	$123,035

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2022	65,996,138	$7	$473,587	$(770)	$(222,217)	$250,607
Issuance of common stock upon vesting of RSUs and exercise of stock options, net of shares withheld for taxes	205,485	—	(340)	—	—	(340)
Issuance of common stock from at-the-market sales agreement	733,274	—	3,717	—	—	3,717
Stock-based compensation expense	—	—	4,068	—	—	4,068
Other comprehensive income	—	—	—	596	—	596
Net loss	—	—	—	—	(28,433)	(28,433)
Balance at March 31, 2023	66,934,897	$7	$481,032	$(174)	$(250,650)	$230,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(30,804)	$(28,433)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	943	837
Non-cash lease expense	1,232	1,139
Stock-based compensation	3,081	4,068
Interest amortization on marketable securities	(797)	(1,202)
Changes in operating assets and liabilities:
Operating lease liabilities	(921)	(730)
Prepaid expenses and other current assets	(710)	7
Accounts payable and accrued liabilities	(2,482)	(88)
Other assets	(7)	134
Net cash used in operating activities	(30,465)	(24,268)
Cash flow from investing activities
Purchases of marketable securities	(9,913)	(23,408)
Proceeds from maturities of marketable securities	54,000	30,000
Purchases of property and equipment	(114)	(94)
Net cash provided by investing activities	43,973	6,498
Cash flow from financing activities
Payment of issuance costs related to underwritten public offering and concurrent private placement	—	(717)
Proceeds from the issuance of common stock from at-the-market sales agreement, net of issuance costs	278	3,622
Shares repurchased for tax withholdings upon vesting of restricted stock unit awards	(182)	(400)
Proceeds from stock option exercises	—	14
Net cash provided by financing activities	96	2,519
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	13,604	(15,251)
Cash, cash equivalents and restricted cash equivalents, beginning of period	$33,773	$60,119
Cash, cash equivalents and restricted cash equivalents, end of period	$47,377	$44,868
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$—	$270
Purchases of property and equipment in accounts payable and accrued liabilities	$14	$3
Financing costs associated with the sale of common stock included in accounts payable and accrued expenses	$92	$—

A reconciliation of the cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Cash and cash equivalents	$44,964	$42,455
Restricted cash equivalents	2,413	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$47,377	$44,868

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

Risks and Uncertainties

The Company is subject to a number of risks common to development stage companies in the biotechnology industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, dependence on key personnel, protection of proprietary technology, reliance on third party organizations, risks of obtaining regulatory approval for any product candidate that it may develop, development by competitors of technological innovations, compliance with government regulations, adverse macroeconomic conditions and the need to obtain additional financing.

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. As a result, the Company's continued operations are dependent on its ability to raise additional funding. The Company believes that its existing cash, cash equivalents and marketable securities at March 31, 2024 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain comparative amounts have been reclassified to conform to the current period presentation, including the presentation of non-cash lease expense in the condensed consolidated statements of cash flows. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

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

The accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).

During the three months ended March 31, 2024, there have been no changes to the Company’s significant accounting policies as described in the 2023 Annual Report.

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by contractual maturity, are as follows:

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasury Bill	$8,924	$—	$(1)	$8,923
U.S. Treasuries	43,758	—	(35)	43,723
Maturing after one year through five years
U.S. Treasuries	9,920	—	(51)	9,869
Total	$62,602	$—	$(87)	$62,515

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasury Bill	$8,806	$6	$—	$8,812
U.S. Treasuries	97,086	12	(95)	97,003
Total	$105,892	$18	$(95)	$105,815

The following tables summarize the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position:

	March 31, 2024
	Less than twelve months		Greater than twelve months		Total
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasury Bill	$8,923	$(1)	$—	$—	$8,923	$(1)
U.S. Treasuries	26,762	(53)	26,830	(33)	53,592	(86)
Total	$35,685	$(54)	$26,830	$(33)	$62,515	$(87)

	December 31, 2023
	Less than twelve months		Greater than twelve months		Total
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$—	$—	$53,447	$(95)	$53,447	$(95)
Total	$—	$—	$53,447	$(95)	$53,447	$(95)

The Company holds investment grade marketable securities considered to be in an unrealized loss position. Although these marketable securities are held at an unrealized loss position at March 31, 2024, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered, and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods presented.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$44,868	$—	$—	$44,868
Marketable securities
U.S. Treasury Bill	8,923	—	—	8,923
U.S. Treasuries	—	53,592	—	53,592
Total marketable securities	8,923	53,592	—	62,515
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$56,204	$53,592	$—	$109,796

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$31,164	$—	$—	$31,164
Marketable securities
U.S. Treasury Bill	8,812	—	—	8,812
U.S. Treasuries	—	97,003	—	97,003
Total marketable securities	8,812	97,003	—	105,815
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$42,389	$97,003	$—	$139,392

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of marketable securities was determined based on observable market inputs. There were no transfers between levels during the three months ended March 31, 2024.

Prepaid expenses, accounts payable and accrued expenses are stated at their respective historical carrying values, which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Laboratory equipment	$10,090	$10,028
Manufacturing equipment	7,028	6,936
Computer equipment	432	432
Furniture, fixtures and other	620	599
Construction in progress	29	146
Total	18,199	18,141
Less: Accumulated depreciation	(9,034)	(8,091)
Property and equipment, net	$9,165	$10,050

Depreciation expense for the three months ended March 31, 2024 and 2023 was $0.9 million and $0.8 million, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Employee-related expenses	$1,908	$5,962
Professional fees	1,192	1,245
Clinical expenses	1,748	1,495
Manufacturing expenses	1,138	842
Research and development expenses	592	1,059
Other	219	274
Total accrued liabilities	$6,797	$10,877

7. Stock-Based Compensation

2023 Inducement Plan

As of March 31, 2024, the Company had 3,127,811 shares of its common stock available for future issuance under the 2023 Inducement Plan.

2021 Equity Incentive Plan

As of March 31, 2024, the Company had 1,845,382 shares of its common stock available for future issuance under its 2021 Equity Incentive Plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over the remaining three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Three Months Ended March 31,
	2024	2023
Expected term (in years)	6.0	6.0
Expected volatility	90.8%	82.1%
Risk-free interest rate	4.0%	3.8%
Dividend yield	—	—

During the three months ended March 31, 2024 and 2023, the Company granted stock options to purchase 1,449,975 shares and 1,543,219 shares of its common stock, respectively, with a weighted-average grant-date fair value of $1.84 and $3.98 per share, respectively. As of March 31, 2024, total unrecognized compensation expense related to stock options was $14.0 million, which is expected to be recognized over a weighted-average period of 2.6 years.

As of March 31, 2024, options for 7,725 shares of Company common stock with a weighted-average exercise price of $4.90 were exercised and unvested. The underlying proceeds from the unvested exercises of less than $0.1 million is recorded in other current liabilities on the condensed consolidated balance sheet.

Restricted Stock Units

During the three months ended March 31, 2024 and 2023, the Company granted 1,070,025 restricted stock units and 645,360 restricted stock units, respectively, with a weighted-average grant date fair value of $2.41 and $5.55 per share, respectively. As of March 31, 2024, total unrecognized compensation expense related to restricted stock units was $6.0 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Employee Stock Purchase Plan

As of March 31, 2024, the Company had 1,968,620 shares of its common stock available for issuance under its Employee Stock Purchase Plan (“ESPP”).

The Company did not issue any shares of common stock under the ESPP during the three months ended March 31, 2024 and 2023.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Research and development	$1,405	$2,354
General and administrative	1,676	1,714
Total stock-based compensation expense	$3,081	$4,068

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

Payments due associated with the Lease Amendments include fixed and variable payments. Variable payments relate to the Company’s share of the Landlord’s operating costs associated with the underlying assets and are recognized when the event on which those payments are assessed occurs. The Amended Cambridgepark Lease does not contain a residual value guarantee. The Lease Amendments term end dates are coterminous with the existing lease agreement. In conjunction with the Lease Amendments, the Company was required to increase its irrevocable standby letter of credit to $2.4 million for the benefit of the Landlord, which has been secured by money market investments and is presented as restricted cash equivalents.

For further information regarding the Company’s Cambridgepark lease, please see Note 9 to the consolidated financial statements included in the 2023 Annual Report.

The elements of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating lease cost	$1,951	$1,953
Variable lease cost	530	597
Total lease cost	$2,481	$2,550

Amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	March 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$38,816	$40,048
Liabilities
Operating lease liabilities, current	$3,957	$3,830
Operating lease liabilities, non-current	30,782	31,830
Total lease liabilities	$34,739	$35,660
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.5	6.7
Weighted-average discount rate	8.2%	8.2%

The following table represents other lease activity:

	Three Months Ended March 31,
(in thousands)	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,639	$1,544
Right-of-use assets obtained in exchange for lease obligations	$—	$270

9. Significant Agreements

Since December 31, 2023, there have been no material changes to the key terms of the Company’s license agreements. For further information regarding the Company’s existing license agreements, please see Note 10 to the consolidated financial statements included in the 2023 Annual Report.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Numerator:
Net loss attributable to common stockholders	$(30,804)	$(28,433)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	68,030,966	66,265,703
Net loss per share attributable to common stockholders, basic and diluted	$(0.45)	$(0.43)

The Company’s potentially dilutive securities were stock options, unvested restricted stock and restricted stock units. Based on the amounts outstanding as of March 31, 2024 and 2023, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
Options to purchase common stock	9,617,839	7,872,497
Unvested restricted stock	7,725	56,162
Restricted stock units	1,870,070	1,792,185

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Risk Factors” in our 2023 Annual Report and in other reports we have filed or may file with the SEC, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Leveraging our expertise in HSC biology and genome engineering, we genetically modify HSCs to remove surface targets and then provide these cells as hematopoietic cell transplants (“HCTs”) to patients. Once these cells engraft into bone marrow, the patient’s healthy cells are shielded because they no longer express the surface target, leaving only the cancerous cells exposed. We believe this will unlock the potential of targeted therapies to selectively destroy cancerous cells while shielding healthy cells. As a result, our shielded transplants are designed to limit the on-target toxicities associated with these targeted therapies, thereby enhancing their utility, and broadening their applicability. We intend to pair our shielded transplants with targeted therapeutics such as VCAR33ALLO, a chimeric antigen receptor (“CAR”)-T therapy designed to target CD33, to bring potentially transformative outcomes to patients and establish a new standard of care Treatment System in AML.

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

We operate an in-house clinical manufacturing facility in Cambridge, Massachusetts to support development of our shielded transplants and CAR-T therapeutic candidates for patients with blood cancers. While this facility is now operational, we continue to rely on third-party contract manufacturers for our required raw materials, manufacturing devices, active pharmaceutical ingredients and finished product for our research and clinical manufacturing. Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, building out our internal clinical manufacturing facility, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through March 31, 2024, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $464.3 million.

We have incurred significant operating losses since inception, including net losses of $30.8 million for the three months ended March 31, 2024 and $117.9 million for the year ended December 31, 2023. As of March 31, 2024, we had an accumulated deficit of $370.9 million.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $107.5 million. We expect that our cash, cash equivalents and marketable securities at March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, costs, and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates. There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report.

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

Internal expenses include:

•
personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses, for employees involved in research and development activities; and
•
facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, insurance, and other internal operating costs, and internal manufacturing expenses.

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

A significant portion of our research and development costs have been external costs, which we track by stage of development, preclinical or clinical. However we do not track our internal research and development expenses on a program specific basis because these costs are deployed across multiple projects and, as such, are not separately classified.

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

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Operating expenses:
Research and development	$24,322	$21,915	$2,407
General and administrative	8,004	8,507	(503)
Total operating expenses	32,326	30,422	1,904
Loss from operations	(32,326)	(30,422)	(1,904)
Other income:
Interest income	1,522	1,989	(467)
Total other income	1,522	1,989	(467)
Net loss	$(30,804)	$(28,433)	$(2,371)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2024	2023	Change
External expenses	$9,041	$8,924	$117
Internal expenses:
Personnel expenses (including stock-based compensation)	10,569	9,048	1,521
Manufacturing, facilities, and other expenses	4,712	3,943	769
Total research and development expenses	$24,322	$21,915	$2,407

Research and development expenses were $24.3 million for the three months ended March 31, 2024, compared to $21.9 million for the three months ended March 31, 2023. The increase of $2.4 million was primarily attributable to an increase in personnel-related costs driven by additional headcount to support our clinical and manufacturing activities, an increase in manufacturing costs to support our trem-cel and VCAR33ALLO programs, and an increase in clinical costs, partially offset by a decrease in preclinical research costs.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the three months ended March 31, 2024, compared to $8.5 million for the three months ended March 31, 2023. The decrease of $0.5 million was primarily due to a decrease in consulting and legal expenses, partially offset by an increase in personnel costs.

Other Income

Other income decreased by $0.5 million during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in other income was due to decreases in interest earned from our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and have received aggregate net proceeds from financing transactions of approximately $464.3 million as of March 31, 2024.

In order to fund our future operations, including our planned clinical trials, on March 14, 2022, we filed a universal shelf registration statement (the “Shelf Registration Statement”), to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. As of December 31, 2023, $274.5 million remains available under this Shelf Registration Statement, including $119.8 million reserved for at-the market offerings discussed below.

At-the-Market Sales Agreement

In December 2022, we entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the "Stifel ATM Facility"). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million. We will pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We sold 139,462 shares of our common stock under the Stifel ATM Facility during the three months ended March 31, 2024 at a weighted-average price per share of $2.11 for aggregate net proceeds of $0.3 million, after deducting commissions. As of March 31, 2024, $119.8 million remained available to be sold under the Stifel ATM Facility.

Cash Requirements

As of March 31, 2024, there were no material changes in our short-term and long-term cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report.

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $107.5 million. We will need to raise additional capital in the future to fund our future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

We expect that our existing cash, cash equivalents and marketable securities at March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(30,465)	$(24,268)
Net cash provided by investing activities	43,973	6,498
Net cash provided by financing activities	96	2,519
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$13,604	$(15,251)

Operating Activities

Net cash used in operating activities was $30.5 million for the three months ended March 31, 2024, reflecting a net loss of $30.8 million and net cash used of $4.1 million for operating assets and liabilities, which were offset by non-cash charges of $4.5 million. The non-cash charges primarily consisted of stock-based compensation expense of $3.1 million, non-cash lease expense of $1.2 million and depreciation expense of $0.9 million, offset by $0.8 million of non-cash interest earned on marketable securities.

Net cash used in operating activities was $24.3 million for the three months ended March 31, 2023, reflecting a net loss of $28.4 million and net cash used of $0.7 million for operating assets and liabilities, which were offset by non-cash charges of $4.8 million. The non-cash charges primarily consisted of stock-based compensation expense of $4.1 million, non-cash lease expense of $1.1 million and depreciation expense of $0.8 million, offset by $1.2 million of non-cash interest earned on marketable securities.

The $6.2 million increase in net cash used in operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to an increase in research and development expenses as our clinical programs progressed and differences in the timing of payments for costs incurred during each respective period.

Investing Activities

Net cash provided by investing activities was $44.0 million for the three months ended March 31, 2024, which consisted of proceeds of $54.0 million from the maturity of marketable securities, offset by purchases of $9.9 million of marketable securities and $0.1 million of property and equipment. Net cash provided by investing activities was $6.5 million for the three months ended March 31, 2023, which consisted of proceeds of $30.0 million from the maturity of marketable securities, offset by purchases of $23.4 million of marketable securities and $0.1 million of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2024, which consisted of proceeds from the issuance of common stock under the Stifel ATM Facility of $0.3 million, offset by $0.2 million of taxes paid related to net share settlement of equity awards. Net cash provided by financing activities was $2.5 million for the three months ended March 31, 2023, which consisted of proceeds from the issuance of common stock under the Stifel ATM Facility of $3.6 million, offset by $0.4 million of taxes paid related to net share settlement of equity awards and $0.7 million of issuance costs related to the underwritten public offering under our Shelf Registration Statement and concurrent private placement that closed in December 2022.

Contractual Obligations and Other Commitments

Contractual obligations relate to future minimum lease payments for existing non-cancellable leases primarily relating to corporate office and laboratory real estate, with terms expiring through February 2030. During the three months ended March 31, 2024, there were no significant changes in contractual obligations and commitments from that described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Other Commitments” in our 2023 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our 2023 Annual Report.

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

We received aggregate net proceeds from the offering of $186.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. As of March 31, 2024, we have used the $186.3 million net proceeds from our IPO primarily to fund the development of trem-cel, VCAR33ALLO, and the trem-cel + VCAR33 Treatment System and continued expansion of our pipeline and platform technology, as well as for working capital and general corporate purposes.

There was no material change in our planned use of the net proceeds from the offering as described in the final prospectus for our IPO filed with the SEC pursuant to Rule 424(b) under the Securities Act.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

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

X
32.1†	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

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

VOR BIOPHARMA INC.

Date: May 9, 2024	By:	/s/ Robert Ang
Robert Ang President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Nathan Jorgensen
Nathan Jorgensen Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)