Form 10-Q/A
period 2024-03-31
Vor Biopharma Inc.
filed 2024-08-08
CIK 1817229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM
10-Q/A

Amendment No.
1
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

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-Q/A
(this “Amendment”) amends the Quarterly Report on Form
10-Q
of Vor Biopharma Inc. (the “Company”) for the quarterly period ended March 31, 2024, filed with the Securities and Exchange Commission on May 9, 2024 (the “Original Filing”). This Amendment is being filed to amend and restate Part II, “Item 5. Other Information” by disclosing a Rule
10b5-1
trading arrangement entered into by our Chief Medical Officer on March 4, 2024, which was inadvertently omitted from the disclosure included in the Original Filing.
In addition, as required by Rule
12b-15
of the Securities and Exchange Act of 1934, as am
en
ded (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as an exhibit to this Amendment, under Item 6 hereof, pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
and such disclosure is not otherwise required to be amended given the nature of the reason for this Amendment, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time such Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

PART II—OTHER INFORMATION

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, except as follows:

•

On March 4, 2024, Eyal C. Attar, M.D., the Company’s Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of 9,478 shares of common stock between June 3, 2024 and June 30, 2025 (the “Sales Period”) plus up to 36,562 additional shares of common stock that may be acquired by Dr. Attar in connection with the settlement of restricted stock units during the Sales Period, net of shares withheld to satisfy tax withholding obligations, so long as the market price of the Company’s common stock is higher than certain minimum thresholds specified in the trading plan.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-252175	4.1	February 1, 2021

4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated June 30, 2020	S-1/A	333-252175	4.2	February 1, 2021

31.1	Certification of Principal Executive and Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-39979	32.1	May 9, 2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL.

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

VOR BIOPHARMA INC.

Date: August 8, 2024	By:	/s/ Robert Ang
Robert Ang
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Date: August 8, 2024	By:	/s/ Amy Quinlan
Amy Quinlan
Vice President, Finance (Principal Accounting Officer)

3