Form 10-Q
period 2024-06-30
Vor Biopharma Inc.
filed 2024-08-08
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of the registrant’s Common Stock outstanding as of August 2, 2024 was 68,398,826.

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
•
our estimates of our expenses, ongoing losses, future revenue, capital requirements, our need for or ability to obtain additional funding and our ability to continue as a going concern;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$76,076	$31,360
Marketable securities	9,862	105,815
Prepaid expenses	4,046	3,153
Other current assets	272	475
Total current assets	90,256	140,803
Restricted cash equivalents	2,413	2,413
Property and equipment, net	8,291	10,050
Operating lease right-of-use assets	37,565	40,048
Other assets	3,063	4,812
Total assets	$141,588	$198,126
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,007	$815
Accrued liabilities	7,656	10,877
Operating lease liabilities	4,113	3,830
Other current liabilities	25	50
Total current liabilities	13,801	15,572
Long-term liabilities:
Operating lease liabilities—non-current	29,707	31,830
Total liabilities	43,508	47,402
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 68,363,034, and 67,901,610 shares issued and 68,357,884 and 67,891,311 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	496,866	490,874
Accumulated other comprehensive loss	(70)	(77)
Accumulated deficit	(398,723)	(340,080)
Total stockholders’ equity	98,080	150,724
Total liabilities and stockholders’ equity	$141,588	$198,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Operating expenses:
Research and development	$21,823	$23,897	$46,145	$45,812
General and administrative	7,212	8,277	15,216	16,784
Total operating expenses	$29,035	$32,174	$61,361	$62,596
Loss from operations	$(29,035)	$(32,174)	$(61,361)	$(62,596)
Other income:
Interest income	1,196	2,195	2,718	4,184
Total other income	1,196	2,195	2,718	4,184
Net loss	$(27,839)	$(29,979)	$(58,643)	$(58,412)
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.45)	$(0.86)	$(0.88)
Weighted-average common shares outstanding, basic and diluted	68,299,170	67,033,150	68,165,068	66,651,547

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale marketable securities	17	(262)	7	334
Total other comprehensive income (loss)	17	(262)	7	334
Comprehensive loss	$(27,822)	$(30,241)	$(58,636)	$(58,078)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of stockholders’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2023	67,891,311	$7	$490,874	$(77)	$(340,080)	$150,724
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	184,998	—	(169)	—	—	(169)
Issuance of common stock from at-the-market sales agreement	139,462	—	213			213
Stock-based compensation expense	—	—	3,081	—	—	3,081
Other comprehensive loss				(10)		(10)
Net loss	—	—	—	—	(30,804)	(30,804)
Balance at March 31, 2024	68,215,771	$7	$493,999	$(87)	$(370,884)	$123,035
Issuance of shares upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options, and issuance of common stock under ESPP	142,113	—	74	—	—	74
Stock-based compensation expense	—	—	2,793	—	—	2,793
Other comprehensive income	—	—	—	17	—	17
Net loss	—	—	—	—	(27,839)	(27,839)
Balance at June 30, 2024	68,357,884	$7	$496,866	$(70)	$(398,723)	$98,080

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2022	65,996,138	$7	$473,587	$(770)	$(222,217)	$250,607
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	205,485	—	(340)	—	—	(340)
Issuance of common stock from at-the-market sales agreement	733,274	—	3,717	—	—	3,717
Stock-based compensation expense	—	—	4,068	—	—	4,068
Other comprehensive income	—	—	—	596	—	596
Net loss	—	—	—	—	(28,433)	(28,433)
Balance at March 31, 2023	66,934,897	$7	$481,032	$(174)	$(250,650)	$230,215
Issuance of shares upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options, and issuance of common stock under ESPP	381,775	—	(317)	—	—	(317)
Issuance of common stock from open market sales agreement	116,888	—	555	—	—	555
Stock-based compensation expense	—	—	4,238	—	—	4,238
Other comprehensive loss	—	—	—	(262)	—	(262)
Net loss	—	—	—	—	(29,979)	(29,979)
Balance at June 30, 2023	67,433,560	$7	$485,508	$(436)	$(280,629)	$204,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(58,643)	$(58,412)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	1,812	1,707
Non-cash lease expense	2,483	2,317
Stock-based compensation	5,874	8,306
Interest amortization on marketable securities	(1,126)	(2,447)
Changes in operating assets and liabilities:
Operating lease liabilities	(1,840)	(1,729)
Prepaid expenses and other current assets	(690)	2,214
Accounts payable and accrued liabilities	(1,931)	19
Other assets	1,749	(343)
Net cash used in operating activities	(52,312)	(48,368)
Cash flow from investing activities
Purchases of marketable securities	(9,914)	(58,370)
Proceeds from maturities of marketable securities	107,000	79,000
Purchases of property and equipment	(123)	(493)
Net cash provided by investing activities	96,963	20,137
Cash flow from financing activities
Payment of issuance costs related to underwritten public offering and concurrent private placement	—	(717)
Proceeds from the issuance of common stock from at-the-market sales agreement, net of issuance costs	186	4,201
Repurchases of shares for tax withholdings upon vesting of restricted stock unit awards	(233)	(945)
Proceeds from stock option exercises and the issuance of shares under ESPP	112	198
Net cash provided by financing activities	65	2,737
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	44,716	(25,494)
Cash, cash equivalents and restricted cash equivalents, beginning of period	$33,773	$60,119
Cash, cash equivalents and restricted cash equivalents, end of period	$78,489	$34,625
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$—	$107
Financing costs associated with the sale of common stock included in accounts payable and accrued expenses	$—	$24

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Cash and cash equivalents	$76,076	$32,212
Restricted cash equivalents	2,413	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$78,489	$34,625

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

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. As a result, the Company’s continued operations are dependent on its ability to raise additional funding. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $85.9 million of cash, cash equivalents and marketable securities and an accumulated deficit of $398.7 million. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. As a result, the Company’s continued operations are dependent on its ability to raise additional funding. Based on its current business plan and current capital resources, combined with the need to raise additional funding and the uncertainty regarding the availability of such additional funding, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern include obtaining additional funding through equity or debt offerings and/or pursuant to collaboration or licensing arrangements. However, additional funding may not be available on terms acceptable to the Company or at all. The Company may also seek to reduce current spending requirements where necessary. Management has concluded the likelihood that its plans to successfully obtain sufficient additional funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable.

If, for any reason, the Company utilizes its capital resources more quickly than anticipated or is unable to obtain additional funding on a timely basis, it may be required to revise its business plan and strategy. This may result in the Company significantly curtailing, delaying or discontinuing one or more of its research and development programs. As a result, the Company’s business, financial condition, and results of operations could be materially affected. The accompanying condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities that may be necessary if the Company were unable to continue as a going concern.

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

During the six months ended June 30, 2024, there have been no changes to the Company’s significant accounting policies as described in the 2023 Annual Report.

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by contractual maturity, are as follows:

	June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing after one year through five years
U.S. Treasuries	9,932	—	(70)	9,862
Total	$9,932	$—	$(70)	$9,862

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasury Bill	$8,806	$6	$—	$8,812
U.S. Treasuries	97,086	12	(95)	97,003
Total	$105,892	$18	$(95)	$105,815

The following tables summarize the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position:

	June 30, 2024
	Less than twelve months		Greater than twelve months		Total
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	9,862	(70)	—	—	9,862	(70)
Total	$9,862	$(70)	$—	$—	$9,862	$(70)

	December 31, 2023
	Less than twelve months		Greater than twelve months		Total
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
U.S. Treasuries	$—	$—	$53,447	$(95)	$53,447	$(95)
Total	$—	$—	$53,447	$(95)	$53,447	$(95)

The Company holds investment grade marketable securities considered to be in an unrealized loss position. Although these marketable securities are held at an unrealized loss position at June 30, 2024, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered, and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods presented.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$75,890	$—	$—	$75,890
Marketable securities
U.S. Treasuries	—	9,862	—	9,862
Total marketable securities	—	9,862	—	9,862
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$78,303	$9,862	$—	$88,165

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$31,164	$—	$—	$31,164
Marketable securities
U.S. Treasury Bill	8,812	—	—	8,812
U.S. Treasuries	—	97,003	—	97,003
Total marketable securities	8,812	97,003	—	105,815
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$42,389	$97,003	$—	$139,392

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of marketable securities was determined based on observable market inputs. There were no transfers between levels during the six months ended June 30, 2024.

Prepaid expenses, accounts payable and accrued expenses are stated at their respective historical carrying values, which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Laboratory equipment	$10,090	$10,028
Manufacturing equipment	7,065	6,936
Computer equipment	432	432
Furniture, fixtures and other	606	599
Construction in progress	—	146
Total	18,193	18,141
Less: Accumulated depreciation	(9,902)	(8,091)
Property and equipment, net	$8,291	$10,050

Depreciation expense for the three and six months ended June 30, 2024 was $0.9 million and $1.8 million, respectively, and for the three and six months ended June 30, 2023 was $0.9 million and $1.7 million, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Employee-related expenses	$3,408	$5,962
Professional fees	791	1,245
Clinical expenses	1,999	1,495
Manufacturing expenses	564	842
Research and development expenses	665	1,059
Other	229	274
Total accrued liabilities	$7,656	$10,877

7. Stock-Based Compensation

2023 Inducement Plan

As of June 30, 2024, the Company had 3,045,937 shares of its common stock available for future issuance under the 2023 Inducement Plan.

2021 Equity Incentive Plan

As of June 30, 2024, the Company had 2,340,825 shares of its common stock available for future issuance under its 2021 Equity Incentive Plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over the remaining three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Six Months Ended June 30,
	2024	2023
Expected term (in years)	5.9	6.0
Expected volatility	89.8%	81.9%
Risk-free interest rate	4.2%	3.7%
Dividend yield	—	—

During the six months ended June 30, 2024 and 2023, the Company granted stock options to purchase 1,722,725 shares and 2,108,219 shares of its common stock, respectively, with a weighted-average grant-date fair value of $1.74 and $3.76 per share, respectively. As of June 30, 2024, total unrecognized compensation expense related to stock options was $11.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.

As of June 30, 2024, options for 5,150 shares of Company common stock with a weighted-average exercise price of $4.90 were exercised and unvested. An immaterial amount of underlying proceeds from the unvested exercises is recorded in other current liabilities on the condensed consolidated balance sheet.

Restricted Stock Units

During the six months ended June 30, 2024 and 2023, the Company granted 1,119,149 restricted stock units and 645,360 restricted stock units, respectively, with a weighted-average grant date fair value of $2.38 and $5.55 per share, respectively. As of June 30, 2024, total unrecognized compensation expense related to restricted stock units was $4.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

As of June 30, 2024, the Company had 1,894,294 shares of its common stock available for issuance under its Employee Stock Purchase Plan (“ESPP”).

During the six months ended June 30, 2024, the Company issued 74,326 shares with a weighted-average purchase price of $1.48 under the ESPP, which resulted in an immaterial amount of compensation expense. During the six months ended June 30, 2023, the Company issued 44,977 shares with a weighted-average purchase price of $3.76 under the ESPP, which resulted in an immaterial amount of compensation expense.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$1,272	$2,463	$2,677	$4,817
General and administrative	1,521	1,775	3,197	3,489
Total stock-based compensation expense	$2,793	$4,238	$5,874	$8,306

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

The elements of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$1,951	$1,948	$3,902	$3,901
Variable lease cost	679	661	1,209	1,258
Total lease cost	$2,630	$2,609	$5,111	$5,159

Amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	June 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$37,565	$40,048
Liabilities
Operating lease liabilities, current	$4,113	$3,830
Operating lease liabilities, non-current	29,707	31,830
Total lease liabilities	$33,820	$35,660
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.2	6.7
Weighted-average discount rate	8.2%	8.2%

The following table represents other lease activity:

	Six Months Ended June 30,
(in thousands)	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,258	$3,312
Right-of-use assets obtained in exchange for lease obligations	$—	$107

9. Significant Agreements

Since December 31, 2023, there have been no material changes to the key terms of the Company’s license agreements. For further information regarding the Company’s existing license agreements, please see Note 10 to the consolidated financial statements included in the 2023 Annual Report.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(27,839)	$(29,979)	$(58,643)	$(58,412)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	68,299,170	67,033,150	68,165,068	66,651,547
Net loss per share attributable to common stockholders, basic and diluted	$(0.41)	$(0.45)	$(0.86)	$(0.88)

The Company’s potentially dilutive securities were stock options, unvested restricted stock and restricted stock units. Based on the amounts outstanding as of June 30, 2024 and 2023, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2024	2023
Options to purchase common stock	9,365,552	8,368,063
Unvested restricted stock	5,150	30,704
Restricted stock units	1,643,576	1,324,361

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

Leveraging our expertise in HSC biology and genome engineering, we genetically modify HSCs to remove surface targets and then provide these cells as hematopoietic cell transplants (“HCTs”) to patients. Once these cells engraft into bone marrow, the patient’s healthy cells are shielded because they no longer express the surface target, leaving only the cancerous cells exposed. We believe this will unlock the potential of targeted therapies to selectively destroy cancerous cells while shielding healthy cells. As a result, our shielded transplants are designed to limit the on-target toxicities associated with these targeted therapies, thereby enhancing their utility, and broadening their applicability. We intend to pair our shielded transplants with targeted therapeutics such as antibody drug conjugates (“ADCs”) or VCAR33ALLO, a chimeric antigen receptor (“CAR”)-T therapy designed to target CD33, to bring potentially transformative outcomes to patients and establish a new standard of care Treatment System in AML.

We are developing trem-cel, a shielded transplant, which we believe has the potential to transform the treatment for AML and other blood cancers. Trem-cel is created by genetically modifying healthy donor HSCs in order to remove the CD33 surface target. We intend to develop trem-cel as a HCT product candidate to replace the standard of care in transplant settings. We are actively enrolling and treating patients in VBP101, our first-in-human Phase 1/2a trial of trem-cel in combination with Mylotarg. We released clinical data for this trial most recently in December 2023. The data showed that primary neutrophil engraftment occurred in all eight patients treated with trem-cel. Three out of three patients treated with Mylotarg experienced hematologic protection from deep cytopenias through repeat doses, suggesting that trem-cel transplants shielded patients’ healthy cells from the on-target toxicity typically seen with Mylotarg treatment. We expect to release additional engraftment and hematologic protection data and additional Mylotarg pharmacokinetic analyses in the second half of 2024. If successful, this trial will provide important validating evidence of the potential of trem-cel and our broader approach.

VCAR33ALLO is manufactured from lymphocytes collected from the patient’s original transplant donor, generating a CAR-T cell product that is exactly matched to the recipient’s engrafted blood system. By using healthy transplant donor cells as the starting material to produce VCAR33ALLO, the CAR-T cells have a more stem-like phenotype, leading to greater potential for expansion, persistence, and anti-leukemia activity compared to a product derived from a patient’s own lymphocytes. In January 2024 we dosed the first patient with VCAR33ALLO in VBP301 and have treated multiple additional patients through the first half of 2024. We expect to report initial data in the second half of 2024.

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

We operate an in-house clinical manufacturing facility in Cambridge, Massachusetts to support development of our shielded transplants and CAR-T therapeutic candidates for patients with blood cancers. While this facility is now operational, we continue to rely on third-party contract manufacturers for our required raw materials, manufacturing devices, active pharmaceutical ingredients and finished product for our research and clinical manufacturing. Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, building out our internal clinical manufacturing facility, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through June 30, 2024, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $464.3 million.

We have incurred significant operating losses since inception, including net losses of $27.8 million and $58.6 million, respectively, for the three and six months ended June 30, 2024, and $117.9 million for the year ended December 31, 2023. As of June 30, 2024, we had an accumulated deficit of $398.7 million.

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $85.9 million. We expect that our cash, cash equivalents and marketable securities at June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025.

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$21,823	$23,897	$(2,074)
General and administrative	7,212	8,277	(1,065)
Total operating expenses	29,035	32,174	(3,139)
Loss from operations	(29,035)	(32,174)	3,139
Other income:
Interest income	1,196	2,195	(999)
Total other income	1,196	2,195	(999)
Net loss	$(27,839)	$(29,979)	$2,140

	Six Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$46,145	$45,812	$333
General and administrative	15,216	16,784	(1,568)
Total operating expenses	61,361	62,596	(1,235)
Loss from operations	(61,361)	(62,596)	1,235
Other income:
Interest income	2,718	4,184	(1,466)
Total other income	2,718	4,184	(1,466)
Net loss	$(58,643)	$(58,412)	$(231)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended June 30,
	2024	2023	Change
External expenses	$7,552	$10,762	$(3,210)
Internal expenses:
Personnel expenses (including stock-based compensation)	9,224	9,375	(151)
Manufacturing, facilities, and other expenses	5,047	3,760	1,287
Total research and development expenses	$21,823	$23,897	$(2,074)

	Six Months Ended June 30,
	2024	2023	Change
External expenses	$16,593	$20,018	$(3,425)
Internal expenses:
Personnel expenses (including stock-based compensation)	19,793	18,423	1,370
Manufacturing, facilities, and other expenses	9,759	7,371	2,388
Total research and development expenses	$46,145	$45,812	$333

Research and development expenses were $21.8 million for the three months ended June 30, 2024, compared to $23.9 million for the three months ended June 30, 2023. The decrease of $2.1 million was due to timing of purchases of manufacturing starting materials for our VCAR33ALLO program and a decrease in preclinical expenses, offset in part by an increase in clinical trial costs to support our trem-cel and VCAR33ALLO programs.

Research and development expenses were $46.1 million for the six months ended June 30, 2024, compared to $45.8 million for the six months ended June 30, 2023. The increase of $0.3 million was primarily attributable to an increase in personnel-related costs driven by additional headcount to support our clinical and manufacturing activities and an increase in clinical trial costs to support our trem-cel and VCAR33ALLO programs, offset in part by a decrease in preclinical expenses.

General and Administrative Expenses

General and administrative expenses were $7.2 million for the three months ended June 30, 2024, compared to $8.3 million for the three months ended June 30, 2023. The decrease of $1.1 million was primarily due to a decrease in consulting and legal expenses, partially offset by an increase in personnel costs.

General and administrative expenses were $15.2 million for the six months ended June 30, 2024, compared to $16.8 million for the six months ended June 30, 2023. The decrease of $1.6 million was primarily due to a decrease in consulting and legal expenses, partially offset by an increase in personnel costs.

Other Income

Other income decreased by $1.0 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Other income decreased by $1.5 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in other income in both periods was due to decreases in interest earned from our cash, cash equivalents and marketable securities as the Company held lower balances of cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and have received aggregate net proceeds from financing transactions of approximately $464.3 million as of June 30, 2024.

In order to fund our future operations, including our planned clinical trials, on March 14, 2022, we filed a universal shelf registration statement (the “Shelf Registration Statement”), to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. As of June 30, 2024, $274.5 million remains available under this Shelf Registration Statement, including $119.8 million reserved for at-the market offerings discussed below.

At-the-Market Sales Agreement

In December 2022, we entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the "Stifel ATM Facility"). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million. We will pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We sold 139,462 shares of our common stock under the Stifel ATM Facility during the six months ended June 30, 2024 at a weighted-average price per share of $2.11 for aggregate net proceeds of $0.3 million, after deducting commissions. As of June 30, 2024, $119.8 million remained available to be sold under the Stifel ATM Facility.

Cash Requirements

As of June 30, 2024, there were no material changes in our short-term and long-term cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report.

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $85.9 million. We will need to raise additional capital to fund our planned future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us.

Based on our current business plan and current capital resources, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. We expect that our existing cash, cash equivalents and marketable securities at June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(52,312)	$(48,368)
Net cash provided by investing activities	96,963	20,137
Net cash provided by financing activities	65	2,737
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$44,716	$(25,494)

Operating Activities

Net cash used in operating activities was $52.3 million for the six months ended June 30, 2024, reflecting a net loss of $58.6 million and net cash used of $2.7 million for operating assets and liabilities, which were offset by non-cash charges of $9.0 million. The non-cash charges primarily consisted of stock-based compensation expense of $5.9 million, non-cash lease expense of $2.5 million and depreciation expense of $1.8 million, offset by $1.1 million of non-cash interest earned on marketable securities.

Net cash used in operating activities was $48.4 million for the six months ended June 30, 2023, reflecting a net loss of $58.4 million and net cash used of $0.2 million for operating assets and liabilities, which were offset by non-cash charges of $9.9 million. The non-cash charges primarily consisted of stock-based compensation expense of $8.3 million, non-cash lease expense of $2.3 million and depreciation expense of $1.7 million, offset by $2.4 million of non-cash interest earned on marketable securities.

The $3.9 million increase in net cash used in operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to a decrease in stock-based compensation expense and differences in the timing of payments for costs incurred during each respective period.

Investing Activities

Net cash provided by investing activities was $97.0 million for the six months ended June 30, 2024, which consisted of proceeds of $107.0 million from the maturity of marketable securities, offset by purchases of $9.9 million of marketable securities and $0.1 million of property and equipment. Net cash provided by investing activities was $20.1 million for the six months ended June 30, 2023, which consisted of purchases of $58.4 million of marketable securities and $0.5 million of property and equipment offset by proceeds of $79.0 million from the maturity of marketable securities.

Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2024, which consisted of proceeds from the issuance of common stock under the Stifel ATM Facility of $0.2 million and proceeds from exercise of stock options and issuance of shares under the ESPP of $0.1 million, offset by $0.2 million of taxes paid related to net share settlement of equity awards. Net cash provided by financing activities was $2.7 million for the six months ended June 30, 2023, which consisted of proceeds from the issuance of common stock under the Stifel ATM Facility of $4.2 million, and proceeds from stock option exercises and purchases of common stock under the ESPP of $0.2 million offset by the payment of $0.7 million of issuance costs related to the underwritten public offering under our Shelf Registration Statement and concurrent private placement that closed in December 2022, and $0.9 million of taxes paid related to net share settlement of equity awards.

Contractual Obligations and Other Commitments

Contractual obligations relate to future minimum lease payments for existing non-cancellable leases primarily relating to corporate office and laboratory real estate, with terms expiring through February 2030. During the six months ended June 30, 2024, there were no significant changes in contractual obligations and commitments from that described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Other Commitments” in our 2023 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer who serves as principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer, who serves as principal executive officer and principal financial officer, concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-252175	4.1	February 1, 2021
4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated June 30, 2020	S-1/A	333-252175	4.2	February 1, 2021
10.1	Amended and Restated Equity Incentive Plan	8-K	001-39979	10.1	May 28, 2024
31.1

Certification of Principal Executive and Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

						X
32.1†	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL.

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