Form 10-Q
period 2024-09-30
Vor Biopharma Inc.
filed 2024-11-07
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of shares of the registrant’s Common Stock outstanding as of November 1, 2024 was 68,673,612.

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

ii

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. You should refer to the “Risk Factors” section in this Quarterly Report and the “Summary Risk Factors” and “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of material factors that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$52,798	$31,360
Marketable securities	10,011	105,815
Prepaid expenses	4,202	3,153
Other current assets	285	475
Total current assets	67,296	140,803
Restricted cash equivalents	2,413	2,413
Property and equipment, net	7,474	10,050
Operating lease right-of-use assets	36,296	40,048
Other assets	2,512	4,812
Total assets	$115,991	$198,126
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,316	$815
Accrued liabilities	8,853	10,877
Operating lease liabilities	4,163	3,830
Other current liabilities	13	50
Total current liabilities	14,345	15,572
Long-term liabilities:
Operating lease liabilities—non-current	28,691	31,830
Total liabilities	43,036	47,402
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 68,665,640 and 67,901,610 shares issued and 68,663,065 and 67,891,311 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	499,162	490,874
Accumulated other comprehensive income (loss)	68	(77)
Accumulated deficit	(426,282)	(340,080)
Total stockholders’ equity	72,955	150,724
Total liabilities and stockholders’ equity	$115,991	$198,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Operating expenses:
Research and development	$21,817	$27,606	$67,962	$73,418
General and administrative	6,696	7,710	21,912	24,494
Total operating expenses	$28,513	$35,316	$89,874	$97,912
Loss from operations	$(28,513)	$(35,316)	$(89,874)	$(97,912)
Other income:
Interest income	954	2,126	3,672	6,310
Total other income	954	2,126	3,672	6,310
Net loss	$(27,559)	$(33,190)	$(86,202)	$(91,602)
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.49)	$(1.26)	$(1.37)
Weighted-average common shares outstanding, basic and diluted	68,465,801	67,607,713	68,266,044	66,973,771

Other comprehensive income:
Unrealized gain on available for sale marketable securities	138	156	145	490
Total other comprehensive income	138	156	145	490
Comprehensive loss	$(27,421)	$(33,034)	$(86,057)	$(91,112)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of stockholders’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	(loss) income	Deficit	Equity
Balance at December 31, 2023	67,891,311	$7	$490,874	$(77)	$(340,080)	$150,724
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	184,998	—	(169)	—	—	(169)
Issuance of common stock from at-the-market sales agreement	139,462	—	213	—	—	213
Stock-based compensation expense	—	—	3,081	—	—	3,081
Other comprehensive loss	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(30,804)	(30,804)
Balance at March 31, 2024	68,215,771	$7	$493,999	$(87)	$(370,884)	$123,035
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options, and issuance of common stock under ESPP	142,113	—	74	—	—	74
Stock-based compensation expense	—	—	2,793	—	—	2,793
Other comprehensive income	—	—	—	17	—	17
Net loss	—	—	—	—	(27,839)	(27,839)
Balance at June 30, 2024	68,357,884	$7	$496,866	$(70)	$(398,723)	$98,080
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	195,547	—	(57)	—	—	(57)
Issuance of common stock from at-the-market sales agreement	109,634	—	89	—	—	89
Stock-based compensation expense	—	—	2,264	—	—	2,264
Other comprehensive income	—	—	—	138	—	138
Net loss	—	—	—	—	(27,559)	(27,559)
Balance at September 30, 2024	68,663,065	$7	$499,162	$68	$(426,282)	$72,955

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2022	65,996,138	$7	$473,587	$(770)	$(222,217)	$250,607
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	205,485	—	(340)	—	—	(340)
Issuance of common stock from at-the-market sales agreement	733,274	—	3,717	—	—	3,717
Stock-based compensation expense	—	—	4,068	—	—	4,068
Other comprehensive income	—	—	—	596	—	596
Net loss	—	—	—	—	(28,433)	(28,433)
Balance at March 31, 2023	66,934,897	$7	$481,032	$(174)	$(250,650)	$230,215
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options, and issuance of common stock under ESPP	381,775	—	(317)	—	—	(317)
Issuance of common stock from at-the-market sales agreement	116,888	—	555	—	—	555
Stock-based compensation expense	—	—	4,238	—	—	4,238
Other comprehensive loss	—	—	—	(262)	—	(262)
Net loss	—	—	—	—	(29,979)	(29,979)
Balance at June 30, 2023	67,433,560	$7	$485,508	$(436)	$(280,629)	$204,450
Issuance of common stock upon vesting of RSUs, vesting and exercise of stock options, net of shares withheld for taxes	219,409	—	(183)	—	—	(183)
Issuance of common stock from at-the-market sales agreement	132,500	—	386	—	—	386
Stock-based compensation expense	—	—	3,162	—	—	3,162
Other comprehensive income	—	—	—	156	—	156
Net loss	—	—	—	—	(33,190)	(33,190)
Balance at September 30, 2023	67,785,469	$7	$488,873	$(280)	$(313,819)	$174,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(86,202)	$(91,602)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	2,663	2,600
Non-cash lease expense	3,752	3,513
Stock-based compensation	8,138	11,468
Interest amortization on marketable securities	(1,137)	(3,674)
Changes in operating assets and liabilities:
Operating lease liabilities	(2,806)	(2,646)
Prepaid expenses and other current assets	(859)	2,558
Accounts payable and accrued liabilities	(1,446)	2,678
Other assets	2,300	(1,161)
Net cash used in operating activities	(75,597)	(76,266)
Cash flow from investing activities
Purchases of marketable securities	(9,914)	(58,369)
Proceeds from maturities of marketable securities	107,000	120,000
Purchases of property and equipment	(157)	(958)
Net cash provided by investing activities	96,929	60,673
Cash flow from financing activities
Payment of issuance costs related to underwritten public offering and concurrent private placement	—	(717)
Proceeds from the issuance of common stock from at-the-market sales agreement, net of issuance costs	297	4,593
Repurchases of shares for tax withholdings upon vesting of restricted stock unit awards	(303)	(1,165)
Proceeds from stock option exercises and the issuance of shares under ESPP	112	202
Net cash provided by financing activities	106	2,913
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	21,438	(12,680)
Cash, cash equivalents and restricted cash equivalents, beginning of period	$33,773	$60,119
Cash, cash equivalents and restricted cash equivalents, end of period	$55,211	$47,439
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$—	$37
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$63
Financing costs associated with the sale of common stock included in accounts payable and accrued expenses	$22	$30

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Cash and cash equivalents	$52,798	$45,026
Restricted cash equivalents	2,413	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$55,211	$47,439

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

Liquidity and Capital Resources

As of September 30, 2024, the Company had $62.8 million of cash, cash equivalents and marketable securities and an accumulated deficit of $426.3 million. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. As a result, the Company’s continued operations are dependent on its ability to raise additional funding. Based on its current business plan and current capital resources, combined with the need to raise additional funding and the uncertainty regarding the availability of such additional funding, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern include obtaining additional funding through equity or debt offerings and/or pursuant to collaboration or licensing arrangements. However, additional funding may not be available on terms acceptable to the Company or at all. The Company may also seek to reduce current spending requirements where necessary. Management has concluded the likelihood that its plans to successfully obtain sufficient additional funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable.

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

During the nine months ended September 30, 2024, there have been no changes to the Company’s significant accounting policies as described in the 2023 Annual Report.

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by remaining contractual maturity, are as follows:

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing after one year through five years
U.S. Treasuries	9,943	68	—	10,011
Total	$9,943	$68	$—	$10,011

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasury Bill	$8,806	$6	$—	$8,812
U.S. Treasuries	97,086	12	(95)	97,003
Total	$105,892	$18	$(95)	$105,815

The Company did not have any individual securities in an unrealized loss position as of September 30, 2024. The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities were in an unrealized loss position as of December 31, 2023:

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

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$52,682	$—	$—	$52,682
Marketable securities
U.S. Treasuries	—	10,011	—	10,011
Total marketable securities	—	10,011	—	10,011
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$55,095	$10,011	$—	$65,106

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$31,164	$—	$—	$31,164
Marketable securities
U.S. Treasury Bill	8,812	—	—	8,812
U.S. Treasuries	—	97,003	—	97,003
Total marketable securities	8,812	97,003	—	105,815
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$42,389	$97,003	$—	$139,392

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of marketable securities was determined based on observable market inputs. There were no transfers between levels during the nine months ended September 30, 2024.

Prepaid expenses, accounts payable and accrued expenses are stated at their respective historical carrying values, which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Laboratory equipment	$10,089	$10,028
Manufacturing equipment	7,065	6,936
Computer equipment	432	432
Furniture, fixtures and other	606	599
Construction in progress	35	146
Total	18,227	18,141
Less: Accumulated depreciation	(10,753)	(8,091)
Property and equipment, net	$7,474	$10,050

Depreciation expense for the three and nine months ended September 30, 2024 was $0.9 million and $2.7 million, respectively, and for the three and nine months ended September 30, 2023 was $0.9 million and $2.6 million, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Employee-related expenses	$4,138	$5,962
Professional fees	1,326	1,245
Clinical expenses	2,299	1,495
Manufacturing expenses	512	842
Research and development expenses	272	1,059
Other	306	274
Total accrued liabilities	$8,853	$10,877

7. Stock-Based Compensation

2023 Inducement Plan

As of September 30, 2024, the Company had 2,635,312 shares of its common stock available for future issuance under the 2023 Inducement Plan.

2021 Equity Incentive Plan

As of September 30, 2024, the Company had 2,457,705 shares of its common stock available for future issuance under its 2021 Equity Incentive Plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over the remaining three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Nine Months Ended September 30,
	2024	2023
Expected term (in years)	6.0	6.0
Expected volatility	88.9%	81.7%
Risk-free interest rate	4.1%	3.8%
Dividend yield	—	—

During the nine months ended September 30, 2024 and 2023, the Company granted stock options to purchase 2,174,100 shares and 2,247,844 shares of its common stock, respectively, with a weighted-average grant-date fair value of $1.49 and $3.65 per share, respectively. As of September 30, 2024, total unrecognized compensation expense related to stock options was $9.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.

As of September 30, 2024, options for 2,575 shares of Company common stock with a weighted-average exercise price of $4.90 were exercised and unvested. An immaterial amount of underlying proceeds from the unvested exercises is recorded in other current liabilities on the condensed consolidated balance sheet.

Restricted Stock Units

During the nine months ended September 30, 2024 and 2023, the Company granted 1,196,217 restricted stock units and 659,672 restricted stock units, respectively, with a weighted-average grant date fair value of $2.29 and $5.49 per share, respectively. As of September 30, 2024, total unrecognized compensation expense related to restricted stock units was $3.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

As of September 30, 2024, the Company had 1,894,294 shares of its common stock available for issuance under its Employee Stock Purchase Plan (“ESPP”).

During the nine months ended September 30, 2024, the Company issued 74,326 shares of common stock with a weighted-average purchase price of $1.48 under the ESPP, which resulted in an immaterial amount of compensation expense. During the nine months ended September 30, 2023, the Company issued 44,977 shares of common stock with a weighted-average purchase price of $3.76 under the ESPP, which resulted in an immaterial amount of compensation expense.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$1,148	$1,527	$3,825	$6,345
General and administrative	1,116	1,635	4,313	5,123
Total stock-based compensation expense	$2,264	$3,162	$8,138	$11,468

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

The elements of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$1,951	$1,950	$5,853	$5,851
Variable lease cost	681	663	1,890	1,921
Total lease cost	$2,632	$2,613	$7,743	$7,772

Amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	September 30, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$36,296	$40,048
Liabilities
Operating lease liabilities, current	$4,163	$3,830
Operating lease liabilities, non-current	28,691	31,830
Total lease liabilities	$32,854	$35,660
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	6.0	6.7
Weighted-average discount rate	8.2%	8.2%

The following table represents other lease activity:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$4,906	$4,263
Right-of-use assets obtained in exchange for lease obligations	$—	$37

9. Significant Agreements

Since December 31, 2023, there have been no material changes to the key terms of the Company’s license agreements. For further information regarding the Company’s existing license agreements, please see Note 10 to the consolidated financial statements included in the 2023 Annual Report.

10. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(27,559)	$(33,190)	$(86,202)	$(91,602)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	68,465,801	67,607,713	68,266,044	66,973,771
Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$(0.49)	$(1.26)	$(1.37)

The Company’s potentially dilutive securities were stock options, unvested restricted stock and restricted stock units. Based on the amounts outstanding as of September 30, 2024 and 2023, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2024	2023
Options to purchase common stock	9,703,165	8,434,200
Unvested restricted stock	2,575	12,874
Restricted stock units	1,406,736	1,051,206

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

We are developing trem-cel, a shielded transplant, which we believe has the potential to transform the treatment for AML and other blood cancers. Trem-cel is created by genetically modifying healthy donor HSCs in order to remove the CD33 surface target. We intend to develop trem-cel as a HCT product candidate to replace the standard of care in transplant settings. We are actively enrolling and treating patients in VBP101, our first-in-human Phase 1/2a trial of trem-cel in combination with Mylotarg. We released clinical data on 18 patients treated in this trial in September 2024. The data demonstrated:

•
Reliable engraftment, robust platelet recovery, and high CD33 editing efficiency with full myeloid chimerism at Day 28;
•
Shielding of the blood system, with maintained neutrophil and platelet counts across multiple Mylotarg doses of 0.5, 1, and 2 mg/m2;
•
Broadened therapeutic index for Mylotarg with drug exposure represented by AUC which is related to efficacy, consistent with labeled Mylotarg doses, and with maximal concentrations, measured by Cmax and related to veno-occlusive disease, well below known toxic range; and
•
Early evidence suggesting patient benefit as measured by relapse-free survival when compared to published high-risk AML comparators, with only four patients relapsing, two of which occurred before Mylotarg treatment, and two occurring following Mylotarg, both with TP53 mutation.

We expect to provide our next clinical data update at the American Society of Hematology (ASH) 2024 annual meeting in December 2024.

VCAR33ALLO is manufactured from lymphocytes collected from the patient’s original transplant donor, generating a CAR-T cell product that is exactly matched to the recipient’s engrafted blood system. By using healthy transplant donor cells as the starting material to produce VCAR33ALLO, the CAR-T cells have a more stem-like phenotype, leading to greater potential for expansion, persistence, and anti-leukemia activity compared to a product derived from a patient’s own lymphocytes. In January 2024 we dosed the first patient with VCAR33ALLO in VBP301 and are continuing to dose patients in this study. In September 2024, we announced encouraging in vivo CAR-T expansion data from the first three patients treated, all at the lowest dose of 1 x 106 CAR+ cells/kg.

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

In September 2024, we announced a new preclinical asset, VADC45, which has a number of potential opportunities in oncology, gene therapy, and autoimmune disorders. VADC45 is an ADC designed to target the CD45 protein. CD45 is a well-validated target for a wide variety of blood cancers with clinical proof of concept. The linker-payload used in VADC45 is also clinically validated. VADC45 has the potential to treat a number of diseases, including treatment of hematologic malignancies, as a targeted conditioning agent for gene therapies such as for sickle cell disease, holistic immune reset for autoimmune disorders, and for our approach of combining this asset with epitope modification of CD45 to shield healthy stem cells. We already have robust preclinical data for VADC45 and are progressing IND-enabling studies to enable future Phase 1 studies.

We operate an in-house clinical manufacturing facility in Cambridge, Massachusetts to support development of our shielded transplants and CAR-T therapeutic candidates for patients with blood cancers. While this facility is now operational, we continue to rely on third-party contract manufacturers for our required raw materials, manufacturing devices, active pharmaceutical ingredients and finished product for our research and clinical manufacturing. Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates and preparing for clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, building out our internal clinical manufacturing facility, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through September 30, 2024, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $464.4 million.

We have incurred significant operating losses since inception, including net losses of $27.6 million and $86.2 million, respectively, for the three and nine months ended September 30, 2024, and $117.9 million for the year ended December 31, 2023. As of September 30, 2024, we had an accumulated deficit of $426.3 million.

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $62.8 million. We expect that our cash, cash equivalents and marketable securities at September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025.

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

Other Income

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, restricted cash and marketable securities held in financial institutions.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$21,817	$27,606	$(5,789)
General and administrative	6,696	7,710	(1,014)
Total operating expenses	28,513	35,316	(6,803)
Loss from operations	(28,513)	(35,316)	6,803
Other income:
Interest income	954	2,126	(1,172)
Total other income	954	2,126	(1,172)
Net loss	$(27,559)	$(33,190)	$5,631

	Nine Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$67,962	$73,418	$(5,456)
General and administrative	21,912	24,494	(2,582)
Total operating expenses	89,874	97,912	(8,038)
Loss from operations	(89,874)	(97,912)	8,038
Other income:
Interest income	3,672	6,310	(2,638)
Total other income	3,672	6,310	(2,638)
Net loss	$(86,202)	$(91,602)	$5,400

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended September 30,
	2024	2023	Change
External expenses	$7,856	$14,550	$(6,694)
Internal expenses:
Personnel expenses (including stock-based compensation)	9,409	9,143	266
Manufacturing, facilities, and other expenses	4,552	3,913	639
Total research and development expenses	$21,817	$27,606	$(5,789)

	Nine Months Ended September 30,
	2024	2023	Change
External expenses	$24,449	$34,568	$(10,119)
Internal expenses:
Personnel expenses (including stock-based compensation)	29,202	27,566	1,636
Manufacturing, facilities, and other expenses	14,311	11,284	3,027
Total research and development expenses	$67,962	$73,418	$(5,456)

Research and development expenses were $21.8 million for the three months ended September 30, 2024, compared to $27.6 million for the three months ended September 30, 2023. The decrease of $5.8 million was due to a decrease in license payments, preclinical expenses, and manufacturing starting materials, offset in part by an increase in clinical trial costs to support our trem-cel and VCAR33ALLO programs.

Research and development expenses were $68.0 million for the nine months ended September 30, 2024, compared to $73.4 million for the nine months ended September 30, 2023. The decrease of $5.5 million was primarily due to a decrease in license payments, preclinical expenses, and stock-based compensation expense, partially offset by an increase in personnel-related costs driven by additional headcount to support our clinical and manufacturing activities and an increase in clinical trial costs to support our trem-cel and VCAR33ALLO programs.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the three months ended September 30, 2024, compared to $7.7 million for the three months ended September 30, 2023. The decrease of $1.0 million was primarily due to a decrease in professional fees and stock-based compensation expense.

General and administrative expenses were $21.9 million for the nine months ended September 30, 2024, compared to $24.5 million for the nine months ended September 30, 2023. The decrease of $2.6 million was primarily due to a decrease in professional fees and stock-based compensation expense, partially offset by an increase in personnel costs.

Other Income

Other income decreased by $1.2 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Other income decreased by $2.6 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in other income in both periods was due to decreases in interest earned from our cash, cash equivalents, restricted cash and marketable securities as the Company held lower balances of cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and have received aggregate net proceeds from financing transactions of approximately $464.4 million as of September 30, 2024.

In order to fund our future operations, including our planned clinical trials, on March 14, 2022, we filed a universal shelf registration statement (the “Shelf Registration Statement”), to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. As of September 30, 2024, $274.4 million remains available under this Shelf Registration Statement, including $119.7 million reserved for at-the market offerings discussed below.

At-the-Market Sales Agreement

In December 2022, we entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the "Stifel ATM Facility"). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million. We will pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We sold 249,096 shares of our common stock under the Stifel ATM Facility during the nine months ended September 30, 2024 at a weighted-average price per share of $1.64 for aggregate net proceeds of $0.4 million, after deducting commissions. As of September 30, 2024, $119.7 million remained available to be sold under the Stifel ATM Facility.

Cash Requirements

As of September 30, 2024, there were no material changes in our short-term and long-term cash requirements from those disclosed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Annual Report.

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $62.8 million. We will need to raise additional capital to fund our planned future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us.

Based on our current business plan and current capital resources, management has concluded that there is substantial doubt regarding our ability to continue as a going concern. We expect that our existing cash, cash equivalents and marketable securities at September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

•
acquire or in-license products, product candidates, or technologies;
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

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(75,597)	$(76,266)
Net cash provided by investing activities	96,929	60,673
Net cash provided by financing activities	106	2,913
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$21,438	$(12,680)

Operating Activities

Net cash used in operating activities was $75.6 million for the nine months ended September 30, 2024, reflecting a net loss of $86.2 million and net cash used of $2.8 million for operating assets and liabilities, which were offset by non-cash charges of $13.4 million. The non-cash charges primarily consisted of stock-based compensation expense of $8.1 million, non-cash lease expense of $3.8 million and depreciation expense of $2.7 million, offset by $1.1 million of non-cash interest earned on marketable securities.

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

The $0.7 million decrease in net cash used in operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to a decrease in research and development expenses offset by differences in the timing of payments for costs incurred during each respective period.

Investing Activities

Net cash provided by investing activities was $96.9 million for the nine months ended September 30, 2024, which consisted of proceeds of $107.0 million from the maturity of marketable securities, offset by purchases of $9.9 million of marketable securities and $0.2 million of property and equipment. Net cash provided by investing activities was $60.7 million for the nine months ended September 30, 2023, which consisted of proceeds of $120.0 million from the maturity of marketable securities, offset by purchases of $58.4 million of marketable securities and $1.0 million of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2024, which consisted of proceeds from the issuance of common stock under the Stifel ATM Facility of $0.3 million and proceeds from exercise of stock options and issuance of shares under the ESPP of $0.1 million, offset by $0.3 million of taxes paid related to net share settlement of equity awards. Net cash provided by financing activities was $2.9 million for the nine months ended September 30, 2023, which consisted of proceeds from the issuance of common stock under the Stifel ATM Facility of $4.6 million, and proceeds from stock option exercises and purchases of common stock under the ESPP of $0.2 million, offset by the payment of $0.7 million of issuance costs related to the underwritten public offering under our Shelf Registration Statement and concurrent private placement that closed in December 2022, and $1.2 million of taxes paid related to net share settlement of equity awards.

Contractual Obligations and Other Commitments

Contractual obligations relate to future minimum lease payments for existing non-cancellable leases primarily relating to corporate office and laboratory real estate, with terms expiring through February 2030. During the nine months ended September 30, 2024, there were no significant changes in contractual obligations and commitments from that described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Other Commitments” in our 2023 Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as set forth below, there have been no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our 2023 Annual Report.

If we fail to satisfy all applicable requirements of Nasdaq and it determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

To maintain the listing of our common stock on Nasdaq, we are required to meet certain listing requirements, including, a minimum closing bid price of $1.00 per share. On August 29, 2024, we received notice from Nasdaq that we are no longer in compliance with Nasdaq’s Listing Rule 5450(a)(1) because the closing bid price of our common stock had fallen below $1.00 per share for 31 consecutive days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days, or until February 25, 2025 (the “Compliance Date”), to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date.

If our common stock does not achieve compliance by the Compliance Date, we may be eligible for an additional 180-day period to regain compliance if we apply to transfer the listing of our common stock to the Nasdaq Capital Market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

There can be no assurance that we will maintain compliance with the requirements for listing our common stock on Nasdaq. If we are unable to satisfy the Nasdaq criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage of us; (iv) limiting our ability to issue additional securities or obtain additional financing in the future; (v) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (vi) impairing our ability to provide equity incentives to our employees. In addition, delisting from Nasdaq may negatively impact our reputation and, consequently, our business.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Appointment of Principal Accounting Officer

As previously disclosed, on June 8, 2024, our board of directors designated Amy Quinlan, our Vice President of Finance, as our interim principal accounting officer, effective as of September 30, 2024. On November 7, 2024, our board of directors removed Ms. Quinlan as interim principal accounting officer and designated Han Choi, M.D., LL.M., our Chief Financial Officer, as our principal accounting officer.

Information regarding Dr. Choi’s background and business experience is set forth under Item 5.02 of our Current Report on Form 8-K (File No. 001-39979) filed with the Securities and Exchange Commission on September 30, 2024, and is incorporated herein by reference. There are no arrangements or understandings between Dr. Choi and any other persons pursuant to which he was selected as an officer of Vor Bio. There are also no family relationships between Dr. Choi and any director or executive officer of Vor Bio, and Dr. Choi has no direct or indirect material interest in any related party transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

We did not enter into, or materially amend, any material plan, contract or arrangement to which Dr. Choi is a party or in which he participates in connection with Dr. Choi’s designation as principal accounting officer, or make or modify any grant or award to Dr. Choi under any such plan, contract or arrangement.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-252175	4.1	February 1, 2021
4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated June 30, 2020	S-1/A	333-252175	4.2	February 1, 2021
10.1+	Offer Letter, by and between the Registrant and Han Choi, dated September 19, 2024					X
31.1

Certification of Principal Executive and Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

X
32.1†	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL.

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

VOR BIOPHARMA INC.

Date: November 7, 2024	By:	/s/ Robert Ang
Robert Ang President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Han Choi
Han Choi Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)