Form 10-K
period 2024-12-31
Vor Biopharma Inc.
filed 2025-03-20
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $44,896,947 based upon the closing price of the Common Stock on June 28, 2024.

The number of shares of registrant’s Common Stock outstanding as of March 13, 2025 was 124,851,547.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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
•
the impact of laws and regulations;
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;
•
the impact of economic conditions, including increases in interest rates, inflation, and foreign and domestic tariffs, on the costs of raw materials, wages, manufacturing and clinical trials and on borrowing costs; and
•
the timing and anticipated amounts of future tax payments and benefits (including the potential recognition of unrecognized tax benefits), as well as timing of conclusion of tax audits.

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
•
We are substantially dependent on the success of our two most advanced product candidates, trem-cel and VCAR33 (previously called VCAR33ALLO). If we are unable to complete development of, obtain approval for and commercialize trem-cel or VCAR33 in a timely manner, our business will be harmed.

•
We may not be successful in our efforts to identify, develop or commercialize additional product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.
•
We are in the early stages of testing some of our product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in clinical trials.
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

Vor Bio’s proprietary platform aims to change the entire paradigm of AML treatments by genetically engineering healthy donor cells to remove therapeutic targets, thereby creating patients’ bone marrow and blood systems that are shielded from on-target toxicities from targeted therapies. Vor Bio is also developing chimeric antigen receptor (“CAR”)-T cell therapies to kill cancer, uniquely deriving these treatments from the same healthy transplant donor used to create the shielded transplant. Vor Bio's vision is to couple targeted therapies such as antibody drug conjugates ("ADCs") or our own CAR-T therapies with shielded HSC transplants. We believe that this therapeutic approach of shielded HSC transplants followed by targeted therapies, what we call our Treatment System, has the potential to cure AML beyond existing therapeutic options.

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
•
Unlocking the Potential of Targeted Therapies. We believe our shielded transplants are a potential solution to the lack of tumor-specific targets and can enable selective cancer targeting with a variety of modalities including ADCs and our own CAR-T therapies. We are directly developing CAR-T therapies, which we believe are the most potent form of targeted therapies available. Our CAR-T product candidates are uniquely generated from prior healthy transplant donors where these cells are healthy, more stemlike compared to other cell sources and exactly matched to the patient since the patient’s blood and immune system was previously reconstituted by the transplant donor. Our objective is to create highly potent CAR-T therapies that are designed to strongly proliferate and persist in patients, in order to drive prolonged relapse-free survival or induce cures in patients, and could be used following a trem-cel transplant either alone or in combination with an ADC.

Advantages of Our Shielded Transplant Technology and Manufacturing Process

Our shielded transplant technology and manufacturing process is designed to confer advantages and address limitations associated with existing cell therapy processes.

•
Speed—Rapid manufacturing cycle and vein-to-vein time. In contrast to other patient-specific cell therapies, such as CAR-T therapies and gene-modified allogeneic cell therapies, the manufacturing of our shielded transplant is a rapid and elegant process that fits into the standard HSC transplant process. The primary reason we can produce a shielded transplant so quickly is the lack of a need for cell expansion. Our approach to creating eHSCs also does not involve the insertion of new genetic material, thereby avoiding complications related to the use of delivery modalities necessary for gene insertion, such as the viral vectors used in CAR-T therapies. The relatively simple and streamlined process of creating our shielded transplant provides significant advantages in the required manufacturing infrastructure. We believe the efficiency and low capital expenditure of our manufacturing process should translate into higher scalability, a lower cost of goods and easy integration into routine transplant practice.

•
Investment in our internal manufacturing facility. We operate an in-house clinical manufacturing facility in Cambridge, Massachusetts to support the development of our potentially transformative product candidates for patients with blood cancers. The facility provides us with end-to-end oversight over drug product for our planned clinical trials. Our manufacturing teams are seamlessly integrated within our wider organization, a crucial component of our strategy as we continue to enroll our clinical studies. The facility has been designed to support clinical manufacturing for CAR-T therapeutic candidates and to be cGMP compliant. By integrating our internal research, process development, analytical development, manufacturing and quality control testing capabilities under one roof, we aim to achieve flexible manufacturing capacity and to reduce the time and cost required to manufacture complex cell therapy clinical product candidates.

Our Clinical Development Programs & Pipeline

Tremtelectogene empogeditemcel (trem-cel)

Trem-cel is a genome-edited hematopoietic stem and progenitor allogeneic donor product candidate where CD33 has been deleted using genome engineering. Transplant with trem-cel is designed to replace standard of care transplants for patients suffering from AML and other blood cancers. Trem-cel has the potential to enable powerful targeted therapies in the post-transplant setting including CD33-targeted CAR-T cells and ADCs.

Trem-cel has received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) as a treatment to reduce the risk associated with gemtuzumab therapy for the treatment of high-risk AML following hematopoietic stem-cell transplantation, allowing for potential facilitated development and an expedited review process, and also received orphan drug designation (“ODD”) for the treatment of AML, which is granted by the FDA to a drug or biologic intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States. ODD entitles companies to development incentives including tax credits for clinical testing, prescription drug user fee exemptions and seven-year marketing exclusivity in the event of regulatory approval.

We are actively enrolling VBP101 (NCT04849910), a Phase 1/2a clinical trial for patients with CD33-positive AML or myelodysplastic syndrome ("MDS") who are at high risk of relapse. The primary goals of the trial are to evaluate tolerability and feasibility of the trem-cel transplant, with a focus on confirming that trem-cel can engraft normally. Following engraftment, patients are eligible to be treated with Mylotarg, a CD33-directed ADC therapy, in order to potentially prolong leukemia-free survival and provide evidence that trem-cel protects against the myelosuppression that typically accompanies treatment with Mylotarg. To administer trem-cel, HSCs from matched healthy donors are isolated, engineered into trem-cel and then introduced into patients following myeloablative conditioning. We expect that engraftment of trem-cel will occur within 28 days of administration, which occurs in over 90% of standard HCT procedures. As a safety measure, we freeze and preserve a portion of the original donor cells to use in case trem-cel fails to engraft. At day 60, we re-evaluate patients for disease status. Those patients with successful trem-cel grafts who experience relapse of their AML will then become eligible to be treated with therapeutic doses of Mylotarg. Other patients are treated with maintenance doses of Mylotarg once a month for four months to address any remaining minimal residual disease (“MRD”).

The latest data update from VBP101 was presented in a poster at the American Society of Hematology (ASH) Annual Meeting on December 8, 2024, which was also presented in an encore presentation at the TANDEM Meetings (Transplantation & Cellular Therapy Meetings of ASTCT and CIBMTR) on February 15, 2025.

The data released included 25 patients treated with trem-cel of which 15 had received Mylotarg (six at the 2 mg/m2 dose) as of the data cut-off date of November 1, 2024. The data demonstrated:

•
Preliminary evidence of improved relapse-free survival (median RFS not reached with median follow-up duration of 7.4 months) compared to published groups of AML patients at high risk of relapse post hematopoietic stem cell transplant (HCT).
•
Shielding of the blood system, with maintained neutrophil and platelet counts across multiple serial Mylotarg doses of 0.5, 1, and 2 mg/m2.
•
Broadened therapeutic index for Mylotarg when administered after trem-cel.
•
Reliable engraftment, with 100% of patients achieving primary neutrophil engraftment (median 9.5 days), robust platelet recovery (median 16 days), and full myeloid donor chimerism at Day 28.
•
Trem-cel continues to be manufactured with high CD33 editing efficiency (median 90%, range 71-94%).

Patients are now being treated in this study at the recommended Phase 2 dose of Mylotarg at 2.0 mg/m2. Patients receiving a trem-cel transplant in VBP101 who become MRD-positive or relapse have the option to receive Mylotarg or VCAR33 (previously called VCAR33ALLO).

In December 2024, we met with the FDA regarding data from the trem-cel + Mylotarg study alongside a proposed registrational clinical trial synopsis. The FDA agreed that trem-cel engrafts neutrophils and platelets and has a similar safety profile to unedited CD34+ grafts. In addition, there was agreement on the trem-cel + Mylotarg registrational clinical trial design with respect to study population, control arm, primary endpoint, stratification factors, and statistical design. We agreed to provide further updates to the FDA alongside submission of the full clinical trial protocol.

We expect to report further engraftment and protection data from the VBP101 clinical trial in the second half of 2025.

Trem-cel and Myelodysplastic Syndrome

In 2024, the VBP101 protocol was amended to include patients with MDS and we are now enrolling MDS patients into the study. Scientific evidence produced by third parties shows that blast cells responsible for MDS express CD33 and other myeloid cell surface targets. We believe trem-cel has the potential to provide a therapeutic window that enables anti-CD33 therapies to be effective in this setting.

VCAR33

VCAR33 is manufactured from lymphocytes collected from the patient’s original transplant donor, generating a CAR-T cell therapy that is exactly matched to the recipient’s engrafted blood system. By using healthy transplant donor cells as the starting material to produce VCAR33, the CAR-T cells have a more stem-like phenotype, leading to greater potential for expansion, persistence and anti-leukemia activity compared to a product derived from a patient’s own lymphocytes.

We are actively enrolling VBP301 (NCT05984199), a Phase 1/2, multicenter, open-label, first-in-human study of VCAR33 in patients with relapsed or refractory AML after standard-of-care transplant or a trem-cel transplant. In September 2024, we announced encouraging in vivo CAR-T expansion data from the first three patients treated in this study, all at the lowest dose of 1 x 106 CAR+ cells/kg. We anticipate sharing additional data from the study in the first half of 2025.

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

The FDA has granted Fast Track designation to VCAR33 for the treatment of relapsed/refractory AML after allogeneic hematopoietic stem-cell transplantation and ODD for the treatment of AML.

We licensed VCAR33 from the U.S. Department of Health and Human Services, as represented by National Cancer Institute (“NCI”) of the National Institutes of Health (“NIH”).

Trem-cel+VCAR33 Treatment System

We believe that the combination of a trem-cel transplant followed by VCAR33, our in-house CD33-directed CAR-T program, which we refer to as the trem-cel+VCAR33 Treatment System, in the maintenance setting has the potential to transform patient outcomes in AML and establish a new standard of care for patients with high risk of relapse.

The trem-cel+VCAR33 Treatment System would utilize cells from the same healthy donor for both trem-cel and VCAR33. In this scenario, the apheresis product from the healthy donor would be processed to serve as starting materials for both products. One advantage of this approach is that donor-derived T cells should not recognize CAR-T cells as foreign, potentially prolonging persistence and optimizing CAR-T expansion. In addition, sourcing T cells from healthy donors may provide a healthier, more abundant cell source, allowing for optimizations and efficiencies in the manufacturing process that are not possible with autologous sources. Unlike autologous CAR-T therapies, the manufacturing of the CAR-T cells would not be rate limiting when combined with trem-cel, as we expect the CAR-T therapy would not be needed until 60 days after administration of trem-cel.

Patients who have relapsed after a trem-cel transplant are also eligible to enroll in the VBP301 protocol and to receive VCAR33. The ability to treat relapsed trem-cel transplant patients with VCAR33 may provide valuable early insights into the potential of the trem-cel+VCAR33 Treatment System.

We anticipate initiating a Phase 1 clinical trial with the trem-cel+VCAR33 Treatment System in the second half of 2025.

VADC45

In September 2024, we announced a new preclinical asset, VADC45, which has multiple potential opportunities in oncology, gene therapy, and autoimmune disorders. VADC45 is an ADC that targets the CD45 protein. CD45 is a well-validated target for a wide variety of blood cancers with clinical proof of concept. The linker-payload used in VADC45 is also clinically validated.

VADC45 has the potential to treat several diseases, including treatment of hematologic malignancies, as a targeted conditioning agent for gene therapies such as for sickle cell disease, holistic immune reset for autoimmune disorders, and for our approach of combining this asset with epitope modification of CD45 to shield healthy stem cells. We already have robust preclinical data for VADC45 and are progressing IND-enabling studies to enable future Phase 1 studies.

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

Our Multiplex Engineering Strategy

Multiplex engineering is a strategy and method where multiple genetic targets are engineered within the same cells in the same manufacturing process. Multiplex engineering could allow removal or modification of two or more distinct genes, thus allowing for targeted therapies directed at two or more separate targets to be used in combination or in sequence.

A multiplex approach may provide advantages in two areas. First, target expression can vary in tumor cells from the same patient, a phenomenon known as tumor antigen heterogeneity. Applying therapies such as a multi-target-specific CAR-T may reduce that concern. Second, it is possible for tumor cells to downregulate expression of a target to avoid being killed, known as tumor antigen escape. Again, pursuing multiple targets simultaneously may reduce the effectiveness of the tumor escape mechanism.

To mitigate these problems, we are developing multi-target-specific CAR-T cells to attack multiple antigens on the surface of AML blasts. As these target antigens are also expressed on the surface of normal myeloid cells, we need to develop a transplant solution where the normal hematopoietic compartment is shielded from such immuno-therapy assault. To do so, we need to delete or modify the target antigens from the hematopoietic stem and progenitor cells in order to render protection to the nascent graft.

We have developed several techniques for multiplex engineering HSCs. One such technique is sequential Cas9 editing, where HSCs are subject to two separate Cas9 edits separated by a defined time period in order to allow the first edit to complete before applying the second edit. This separation is important to avoid chromosomal translocations, which are gene repairs resulting in one DNA segment joining other DNA segments from different parts of the same chromosome or segments of other chromosomes. We have demonstrated that we can efficiently knock out expression of both CD33 and CLL-1 from HSCs using this technique.

Another technique involves a technology called base editing, which involves converting a specific DNA base into another at a targeted genomic locus. As such, base editing does not require a DNA double-strand break, lowering the risk of translocation. We have demonstrated that we can efficiently knock out expression of both CD33 and CLL-1 from HSCs using a single base editing step.

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

In a proof-of-concept study, we have demonstrated that CD33/CLL-1 dual deleted cells survive the attack from CD33/CLL-1 dual CAR-T cells, whereas wild-type or single deleted cells die when targeted by multi-CAR-T cells.

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

We believe multiple reimbursement pathways may be available in the United States to capture the value of shielded transplants and targeted therapies, such as CAR-T. Effective for cost reporting periods beginning on or after October 1, 2020, under the Hospital Inpatient Prospective Payment System (“IPPS”), Medicare payment for HCT will include a carve-out for the actual cost of stem cell acquisition and processing, and payment will instead be made on a reasonable cost basis. We believe this new rule may apply to innovative sources of donor stem cells like eHSCs. In addition, the Medicare Severity Diagnosis-Related Group (“MS-DRG”) establishes a base payment rate of approximately $258,000 for CAR-T cases.

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

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We plan to build focused capabilities in the United States to commercialize our development programs focused on shielded transplants and targeted therapies. We plan to focus our efforts in the United States because we believe the patient populations and medical specialists for the indications we are targeting are sufficiently concentrated to allow us to effectively promote our products, if approved for commercial sale, with a targeted sales team. In other markets for which commercialization may be less capital efficient because the patient populations and medical specialists are less concentrated, we may selectively pursue strategic collaborations with third parties in order to maximize the commercial potential of our product candidates.

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

In the case of VCAR33, there are several companies exploring CAR therapies in early trials for relapsed/refractory AML, including IN8Bio Inc., Senti Biosciences Inc., AvenCell Therapeutics, Inc., Arcellx inc., Caribou Biosciences, Inc., Cellectis S.A., Guangzhou Bio-gene Technology Co., Ltd, iCell Gene Therapeutics, LLC, Hangzhou Qihanjiyin Biotech Co., Ltd., and Suzhou Maximum Bio-tech Co., Ltd.

In addition, there are companies attempting to treat relapsed/refractory AML through other treatment modalities such as AbbVie, Inc., SystImmune, Inc., Hangzhou DAC Biotech., Ltd., Actinium Pharmaceuticals, Inc., Affirmed GmbH, and Aptevo Therapeutics, Inc., Bristol Myers Squibb, Inc., GT Biopharma, Inc., MacroGenics,

Inc., Molecular Partners AG, Sanofi S.A., Stemline Therapeutics, Inc., Trueline Therapeutics, Inc., Vincerx Pharma, Inc., and AstraZeneca, plc.

Beyond CAR-T therapies, a number of small molecule and monoclonal antibody products have been approved in recent years for the treatment of AML, including AbbVie Inc.’s Venclexta (venetoclax), Agios Pharmaceuticals Inc.’s Tibsovo (ivosidenib), Astella Pharma Inc.’s Xospata (gilteritinib), Bristol-Myers Squibb Company’s Idhifa (enasidenib), Vidaza (azacitidine), and Onureg (azacitidine), Daiichi Sankyo, Inc.’s Vanflyta (quizartinib), Jazz Pharmaceuticals plc’s Vyxeos (daunorubicin and cytarabine), Novartis International AG’s Rydapt (midostaurin), Pfizer Inc.’s Mylotarg (gemtuzumab ozogamicin) and Daurismo (glasdegib), Rigel Pharmaceuticals, Inc.’s Rezlidhia (olutasidenib), and Syndax Pharmaceuticals Inc.’s Revuforj (Revumenib).

Manufacturing

We operate an in-house clinical manufacturing facility in Cambridge, Massachusetts to support development of our therapeutic candidates for patients with blood cancers. The facility is located in the same premises as our headquarters, in Cambridge, MA. We have designed the facility to support clinical manufacturing for our cell therapy programs and to be cGMP compliant. By integrating our internal research, process development, analytical development, manufacturing, and quality control testing capabilities under one roof, we believe we can achieve flexible manufacturing capacity and reduce the time and cost required to manufacture our complex cell therapy clinical candidates. While this facility is fully operational, we continue to rely on third-party contract manufacturers for clinical manufacturing of trem-cel and our required raw materials, manufacturing devices, active pharmaceutical ingredients and finished product for our research and clinical manufacturing. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationship for the manufacture of material for clinical trials beyond Phase 1/2a or commercial supplies. We intend to enter into agreements with third-party contract manufacturers and one or more backup manufacturers for future production. Although we are developing certain in-house manufacturing capabilities for our current clinical needs, we continue to analyze the feasibility of building additional manufacturing capabilities for future development and commercial quantities of any products that we develop. Such products will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory authorities of other jurisdictions in which we are seeking approval.

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

As of March 3, 2025, our owned patent portfolio is composed of at least 100 pending U.S. and foreign patent applications, 14 granted or allowed U.S. and foreign patents. In addition, we have licensed 14 granted U.S. and foreign patents, and at least 50 pending patent applications in the United States and foreign jurisdictions.

Patent Rights Relating to Our eHSC Programs

The patent portfolio related to our lead eHSC product candidate, trem-cel (formerly VOR33), includes four patent families that are exclusively licensed from Columbia. The first patent family licensed from Columbia is directed to compositions and methods for gene engineering lineage-specific cell surface antigens, such as CD33, in HSCs and use thereof, and includes 13 granted or allowed U.S. and foreign patents, two pending U.S. applications and at least 11 pending foreign applications in Europe, Japan, Canada, China, Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2036, absent any applicable patent term extensions.

As of March 3, 2025, the second patent family licensed from Columbia, directed to compositions and methods of use of HSCs containing a single nucleotide polymorphism in CD33, includes an issued U.S. patent, one pending U.S. application, and two pending foreign applications in Europe and Japan. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2038, absent any applicable patent term extensions.

As of March 3, 2025, the third patent family licensed from Columbia, directed to compositions and methods for gene engineering CD33 in HSCs and use thereof, includes a pending U.S. application and at least 14 pending foreign applications in Europe, Japan, Canada, China, Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2040, absent any applicable patent term extensions.

As of March 3, 2025, the fourth patent family licensed from Columbia, directed to compositions and methods for inhibition of lineage-specific cell antigens using CRISPR-based base editor systems in HSCs and use thereof, includes a pending U.S. application and at least 8 pending foreign applications in Europe, Japan, Canada, China, and Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2041, absent any applicable patent term extensions.

The patent portfolio related to trem-cel or gene-edited HSCs also includes three patent families that we own. As of March 3, 2025, the first family, directed to compositions and methods of engineering lineage-specific antigens in HSCs includes five granted or allowed U.S. and foreign patents, one pending patent application in the United States and 6 pending foreign applications in Europe, Japan, Canada, China, Australia and other jurisdictions. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2038, absent any applicable patent term extensions. As of March 3, 2025, the second family, directed to compositions and methods of engineering multiple lineage-specific antigens in HSCs, includes nine granted or allowed U.S. and foreign patents, one pending U.S. patent applications and 12 pending foreign patent applications. Any patents that grant from applications within these families would be expected to expire in 2039, absent any applicable patent term extensions. As of March 3, 2025, the third family, directed to compositions and methods of treating a hematopoietic malignancy, includes a pending U.S. application and seven pending foreign applications in Europe, Japan, Canada, China, Australia, and other jurisdictions. Any patents that grant from applications within this family would be expected to expire in 2041, absent any applicable patent term extensions.

We also own five patent families directed to compositions and methods of engineering specific antigens in HSCs, including CD33, CLL-1 and CD123. As of March 3, 2025, the first family, directed to compositions and methods for engineering CD33 in HSCs includes one pending U.S. application. As of March 3, 2025, the second and third patent families, directed to compositions and methods for engineering CLL-1 in HSCs include at least two pending U.S. applications and five pending foreign patent applications. As of March 3, 2025, the fourth and fifth patent families, directed to compositions and methods for engineering CD123 in HSCs include at least two pending U.S. applications and five pending foreign applications.

We also own four patent families directed to compositions and methods of engineering additional target antigens in HSCs. These families include at least four pending U.S. applications and at least four pending foreign patent applications. Any patents that grant from applications within these families would be expected to expire in 2041 or 2042, absent any applicable patent term extensions.

We also own patent families directed to compositions and methods of generating genetically engineered cells using homology-directed repair, epitope engineering, multiplex engineering and generating an artificial protospacer-adjacent motif. These patent families each include at least 3 pending U.S. applications and 9 foreign patent applications. Any patents that grant from applications within these patent families would be expected to expire in 2042 or 2043, absent any applicable patent term extensions.

Patent Rights Relating to Our Targeted Therapy Programs

We own three patent families directed to compositions and methods of making and using CARs. As of March 3, 2025, these families each include one pending U.S. application and at least two pending foreign patent applications, and any patents that grant from applications in these families would be expected to expire in 2041, absent any applicable patent term extensions.

We have one patent family that is exclusively licensed from the NIH related to our VCAR33 program. As of March 3, 2025, the patent family licensed from NCI is directed to CARs targeting CD33, compositions containing cells expressing CARs, and methods of use thereof, and includes one pending U.S. application and at least 13 pending foreign applications in Europe, Japan, Canada, China, Australia and other countries. Any patents that grant from applications in this patent family would be expected to expire in 2039, absent any applicable patent term extensions.

We own one patent family directed to compositions and methods of using single domain antibodies targeting CD33. As of March 3, 2025, this family includes one pending U.S. patent application and six pending foreign patent applications. Any patents that grant from applications in this family would be expected to expire in 2041, absent any applicable patent term extensions.

We own one patent family directed to compositions and methods of using CARs targeting CD123. As of March 3, 2025, this family includes one pending U.S. patent application. Any patents that grant from applications in this family would be expected to expire in 2042, absent any applicable patent term extensions.

We also own one patent family directed to compositions and methods of using antibodies targeting CLL-1. As of March 3, 2025, this family includes one pending U.S. patent application and five pending foreign patent applications. Any patents that grant from applications in this family would be expected to expire in 2043, absent any applicable patent term extensions.

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

Trademarks

We also aim to obtain and maintain registration for trademarks that we consider are relevant to our business. As of March 3, 2025, we have filed for registration of the trademarks for VOR, for our “V” logo, and for VOR BIO, for international class 5 (pharmaceuticals) under the Madrid Protocol, with more than 40 applications in the United States and foreign jurisdictions. As of March 3, 2025, our registered trademark portfolio consisted of registrations in the United States for VOR, our “V” logo, and VOR BIO, and we had registrations or applications in various foreign jurisdictions such as Australia, Canada, China, the European Union, Japan, Switzerland and the United Kingdom. We plan to register additional trademarks in connection with any future pharmaceutical products we may commercialize, if approved.

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

U.S. Product Development Process

In the United States, the FDA regulates biological products under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act (“PHSA”) and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

•
completion of nonclinical laboratory tests and animal studies according to FDA’s good laboratory practices (“GLPs”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•
submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•
approval by an independent Institutional Review Board (“IRB”) or ethics committee overseeing clinical site before the trial is commenced;
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

Before approving a BLA, the FDA will inspect the facilities at which the product candidate is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product candidate within required specifications. For immunotherapy product candidates, the FDA also will not approve the product candidate if the manufacturer is not in compliance with GTPs, to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissue and cellular and tissue-based products (“HCT/Ps”), which are human cells or tissue intended for implantation, transplant, infusion or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.

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

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For Example, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the second Trump administration will impact the ACA.

Moreover, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their commercial products. There have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. For example, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Additional state and federal health reform measures may be adopted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

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

As of March 3, 2025, we had 159 full-time employees, 42 of whom held an M.D. or Ph.D. degree and 118 of whom are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Since inception, we have not generated any revenue and have incurred significant operating losses. For the years ended December 31, 2024 and 2023, our net loss was $116.9 million and $117.9 million, respectively. As of December 31, 2024, we had an accumulated deficit of $457.0 million. We have financed our operations primarily through the sale of our capital stock. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking studies of potential product candidates, developing manufacturing capabilities and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
advance and complete clinical trials of our product candidates, including trem-cel and VCAR33 (previously called VCAR33ALLO);
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

There is substantial doubt regarding our ability to continue as a going concern. Our continued existence is dependent upon our ability to obtain additional capital. As of December 31, 2024, our cash, cash equivalents and marketable securities were $91.9 million. Our management believes that such cash, cash equivalents and restricted cash will not be sufficient to fund our operating expenses and capital requirements for one year after the date that the financial statements included in this Annual Report are issued. We will require significant additional funding to advance any of our product candidates beyond the short term. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including additional debt or equity financings or other arrangements.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of trem-cel in AML and MDS and our VCAR33 programs, initiate clinical development of trem-cel in combination or in sequence with VCAR33 as a targeted therapeutic, which we refer to as the trem-cel+VCAR33 Treatment System, and otherwise continue to advance our research programs in support of our pipeline. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Further, we expect to continue to incur significant additional costs associated with operating as a public company this year and in future years. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

As of December 31, 2024, our cash, cash equivalents and marketable securities were $91.9 million. We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

We are an early-stage company. We were founded in December 2015 and commenced operations in February 2016. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying product candidates and undertaking studies. For example, VBP101, our Phase 1/2a multicenter, open-label, first-in-human study of trem-cel in patients with AML, and VBP301, our Phase 1/2, multicenter, open-label, first-in-human study of VCAR33 in patients with relapsed or refractory AML, are each in the early stages and our other programs are still in the preclinical or research stage. The risk of failure for these activities is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. For example, while we have demonstrated that our in-house cGMP clinical manufacturing facility at our Cambridge, MA headquarters can successfully manufacture clinical supply of VCAR33, we may fail to fully realize the cost-savings and efficiency gains that we expect, and we may be unsuccessful in making arrangements with third parties for commercial manufacturing. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

•
advance and complete clinical trials of our product candidates, including trem-cel and VCAR33;
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

As of December 31, 2024, we had gross federal net operating loss carryforwards of $243.9 million including $242.0 million that had an indefinite carryforward period and $1.9 million that were subject to expiration at various dates through 2037. Furthermore, we have state and local net operating loss carryforwards of $234.7 million which will expire at various dates through 2044. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, may be limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our initial public offering, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382 of the Code. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that our net operating losses are not already limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. There is a full valuation allowance for net deferred tax assets, including net operating loss carryforwards.

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

We are substantially dependent on the success of our two most advanced product candidates, trem-cel and VCAR33. If we are unable to complete development of, obtain approval for and commercialize trem-cel or VCAR33 in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely advance and complete clinical trials, obtain marketing approval for and successfully commercialize our product candidates trem-cel and VCAR33. We are investing significant efforts and financial resources in the research and development of these product candidates. We released updated clinical data from VBP101, our Phase 1/2a multicenter, open-label, first-in-human trial of trem-cel in combination with Mylotarg in patients with AML, most recently in December 2024 based on twenty-five patients, and we are only in the early stages of advancing VCAR33 through clinical development. Trem-cel and VCAR33 will each require additional clinical development, evaluation of clinical, preclinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote trem-cel, VCAR33 or any other product candidate, before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of trem-cel and VCAR33 will depend on several factors, including the following:

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
•
the successful and timely completion of our Phase 1/2a clinical trial of trem-cel, the development of our VCAR33 program;
•
the initiation and successful patient enrollment and completion of additional clinical trials of trem-cel and VCAR33 on a timely basis;
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

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize trem-cel and/or VCAR33, which would materially harm our business. If we do not receive marketing approvals for trem-cel and VCAR33 we may not be able to continue our operations.

We may not be successful in our efforts to identify, develop and commercialize additional product candidates. If these efforts are unsuccessful, we may never become a commercial stage company or generate any revenues.

The success of our business depends primarily upon our ability to identify, develop and commercialize additional product candidates based on, or complementary with, our technology platform. Other than our clinical trials for trem-cel and VCAR33, all of our other product development programs are still in the research or preclinical stage of development. Our research programs may fail to identify additional product candidates for clinical development for a number of reasons. Our research methodology may be unsuccessful in identifying potential product candidates, our potential product candidates may be shown to have harmful side effects in preclinical in vitro experiments or animal model studies, they may not show promising signals of efficacy in such experiments or studies or they may have other characteristics that may make the product candidates impractical to manufacture, unmarketable or unlikely to receive marketing approval. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. In addition, although we believe our technology platform will position us to rapidly expand our portfolio of product candidates beyond our current product candidates, our ability to expand our portfolio may never materialize.

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

The delivery modalities for the production of certain of our product candidates may also cause serious adverse events. For example, in order to manufacture VCAR33, we employ viral vectors, including lentiviruses, which are relatively new approaches. In past clinical trials that were conducted by others with lentivirus vectors, several significant side effects were caused by gene therapy treatments, including reported cases of leukemia and death. Other potential side effects could include an immunologic reaction and insertional oncogenesis, which is the process whereby the insertion of a functional gene near a gene that is important in cell growth or division results in uncontrolled cell division, which could potentially enhance the risk of malignant transformation. If the vectors we use demonstrate a similar side effect, or other adverse events, we may be required to halt or delay further clinical development of VCAR33 and potential product candidates. Furthermore, the FDA has stated that lentiviral vectors possess characteristics that may pose high risks of delayed adverse events.

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

We are in the early stages of testing some of our product candidates in clinical trials and any favorable preclinical results are not predictive of results that may be observed in clinical trials.

We are only in the early stages of testing some of our product candidates in clinical trials, and there is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. Any such adverse events may cause us to delay, limit or terminate planned clinical trials, any of which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Furthermore, the IND for the T cell therapy product candidate using the same CAR construct as VCAR33, which we refer to as VCAR33AUTO, is currently held, and this clinical trial is currently sponsored, by NMDP. As such, NMDP is responsible for all aspects of this trial, including the design of the trial, the manufacture of study product, the enrollment, dosing and follow-up of patients, the recording of trial data and the analysis of results. We also did not control the preclinical development of this T cell therapy product candidate, which was conducted by the National Institutes of Health (“NIH”), and we do not have rights under the license agreement to certain intellectual property, such as know-how, employed by NMDP in manufacturing study product or conducting its clinical trial. We have received the right to cross reference NMDP's IND for this T cell therapy product candidate in any future IND application we may make with the FDA. In the event we cross-reference these trial results, we will be required to demonstrate that our VCAR33 is comparable to the T cell therapy studied in NMDP trial, which will require us to show that our manufacturing processes and construct release specifications are sufficiently comparable to those employed in NMDP trial. While we do not believe that we need to demonstrate comparability of our VCAR33 candidate since we might rely on initial clinical data from our VCAR33 program, if the FDA disagrees, we may have to demonstrate comparability. Regulatory authorities may require us to obtain and submit additional preclinical, manufacturing or clinical data before we may initiate further clinical trials and/or obtain any regulatory approvals. For example, we may be required to conduct additional preclinical toxicology studies, requalify manufacturing processes or conduct further clinical investigation of VCAR33 before advancing our VCAR33 program.

We are also relying on NIH to have conducted its research and development efforts, and on NMDP to conduct its clinical trial, in accordance with applicable protocol, legal, regulatory and scientific standards, to accurately report the results of preclinical studies and clinical trials, and to correctly collect and interpret the data from these studies and trials. To the extent any of these has not occurred or does not occur, the expected time and costs of developing our VCAR33 program, as well as the trem-cel+VCAR33 Treatment System, may be increased, which could adversely affect our business. Furthermore we do not control the timing of the ongoing NMDP trial or the release of information about the trial, including trial results, all of which negatively affect our ability to accurately estimate the timing of anticipated trial milestones. As a result, our estimates may prove to be inaccurate. Additionally, our ability to conduct clinical development of VCAR33 could be delayed or otherwise adversely affected. NMDP also may not publicize data from the trial in a manner that facilitates further clinical development by us, or at all. NMDP may elect to publicize this data at a time or in a manner other than we desire or may interpret data from these trials in a manner differently than we do, any of which could harm our business.

Development of a product candidate such as trem-cel, which is intended for use in combination or in sequence with an already approved therapy, will present increased complexity and more or different challenges than development of a product candidate for use as a single agent.

We expect that our product candidate trem-cel, and any other eHSC product candidates that we may develop, will be required to be used in combination or in sequence with existing or future therapies in order to demonstrate more anti-cancer efficacy than unmodified HSCs. In particular, our Phase 1/2a clinical trial evaluates trem-cel in combination with Mylotarg and we anticipate conducting future trials of trem-cel with VCAR33 as a Treatment System, and also potentially with other targeted therapies. Developing product candidates for use in combination or sequence with other therapies will present challenges. For example, the FDA may require us to use more complex clinical trial designs to evaluate the contribution of each product and product candidate to any observed effects. Moreover, following product approval, the FDA may require that products used in conjunction with each other be cross-labeled, which would require consent from the sponsoring company. To the extent that we do not have rights to already approved products, this may require us to work with another company to satisfy such a requirement. For example, we do not have and do not currently plan to enter into a cross-labeling agreement with Pfizer with respect to Mylotarg, and therefore any such cross-labeling requirement from the FDA would require us to negotiate such an agreement with Pfizer. In addition, developments related to the already approved therapies may impact our clinical trials for the combination as well as our commercial prospects should we receive marketing approval. Such developments may include changes to the approved therapy’s safety or efficacy profile, changes to the availability of the approved therapy, changes to the standard of care and a decision by the sponsoring company to withdraw the therapy from the market. For example, Mylotarg was voluntarily withdrawn from the market in 2010 after post-approval testing indicated increased risks of hepatic veno-occlusive disease, or blockage of veins in the liver. Mylotarg was re-approved in 2017 with a lower recommended dose and for use in a new patient population. Also, while we do not currently require a license from or agreement with Pfizer to permit us to conduct clinical trials or, if approved, to commercialize trem-cel with Mylotarg as a targeted therapeutic, we do not have and do not plan to enter into a supply or license agreement with Pfizer that would require Pfizer to produce Mylotarg, or permit us to otherwise produce Mylotarg, for these purposes. If Mylotarg undergoes subsequent labeling changes, or if Mylotarg is again removed from the market due to renewed concerns about its safety profile, or for other reasons, our clinical trial of trem-cel, and our prospects for commercializing trem-cel, might be materially adversely affected. Further, we believe trem-cel could unlock the potential of anti-CD33 therapies, such as VCAR33, that are much more potent than Mylotarg and are not associated with severe myeloablative toxicities. While VBP101, our Phase 1/2a multicenter, open-label, first-in-human study of trem-cel in patients with AML, is not designed to evaluate the efficacy of the combination of trem-cel and Mylotarg, the clinical data for trem-cel in combination with Mylotarg may not reflect the potential efficacy of trem-cel in the long-term. For example, in February 2022, we announced that the first patient enrolled in VBP101 was moved to other therapies following administration of the third dose of Mylotarg due to detectable measurable residual disease, and subsequently relapsed, despite the patient maintaining neutrophil and platelet counts approximately five months after transplantation with trem-cel. Patient completion of our clinical trials could be impacted by the efficacy of Mylotarg or any other therapy administered in combination with our product candidates.

Furthermore, we will not be able to market and sell trem-cel or any product candidate we develop in combination with an unapproved cancer therapy, such as VCAR33 or other cell-based targeted therapeutics, for a combination indication, if that unapproved therapy does not ultimately obtain marketing approval either alone or in combination with our product. To our knowledge, the FDA has not previously approved combined cell therapies, and we cannot be certain whether the FDA will apply existing guidance to cell therapies product candidates, such as the trem-cel+VCAR33 Treatment System, or will otherwise apply existing guidance in novel ways. In addition, unapproved cancer therapies face the same risks described with respect to our product candidates currently in development and clinical trials, including the potential for serious adverse effects, delay in their clinical trials and lack of FDA approval. If the FDA, EMA or comparable foreign regulatory authorities do not approve these other drugs or revoke their approval of, or if safety, efficacy, quality, manufacturing or supply issues arise with, the drugs we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market such combination therapy.

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

We are developing trem-cel so that it can be used in combination or in sequence with other product candidates that we in-license or develop ourselves, and we are focused on a product development strategy that includes leveraging the synergies among a comprehensive portfolio of our product candidates. For example, if the initial clinical trials of trem-cel and VCAR33 are each successful, we anticipate conducting clinical trials of the trem-cel+VCAR33 Treatment System, for the treatment of myeloid malignancies such as AML. Our development of the trem-cel+VCAR33 Treatment System will involve additional process development and could require additional regulatory submissions, such as an IND. Our success may depend, in part, on our ability to develop a complementary product portfolio with product candidates that will address a major limitation of existing therapies. Given our limited experience in developing product candidates that have received marketing approval, we may not be successful in developing some of our product candidates. The failure of one of our product candidates to obtain regulatory approval or market acceptance may affect our ability to expand our market opportunities for our other product candidates or programs. Although we may develop product candidates that ultimately obtain marketing approval, if we are unable to successfully develop our current programs into a comprehensive portfolio of product candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our current and future product candidates.

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
•
the clinical indications for which the product candidate is approved by the FDA, the EMA or other regulatory authorities;
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

Our product candidates consist, and any other eHSC or CAR-T or other cell-based targeted therapeutics we may develop will consist, of genetically engineered human cells, and the process of manufacturing such product candidates is complex, concentrated with a limited number of suppliers, highly regulated and subject to numerous risks. Manufacturing such product candidates involves harvesting cells from a donor or from the patient, altering the cells ex vivo using genome engineering technology, cryopreservation, storage and eventually shipment and infusing the cell product into the patient’s body. Our manufacturing process will be susceptible to product loss or failure, or product variation that may negatively impact patient outcomes, due to logistical issues associated with the collection of starting material from the donor, shipping such material to the manufacturing site, shipping the final product back to the clinical trial recipient, preparing the product for administration, infusing the patient with the product, manufacturing issues or different product characteristics resulting from the differences in donor starting materials, variations between reagent lots, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, inconsistency in cell growth and variability in product characteristics. Our manufacturing process, like that of a number of other cell therapy companies, is also characterized by limited numbers of suppliers, and in some cases sole source suppliers, with the manufacturing capabilities and know-how to create or source the materials, such as donor marrow cells and electroporation machines, used in our cell manufacturing. While we pursue multiple sources for the critical components of our manufacturing process, we may not be successful in securing these additional sources at all or on a timely basis. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in any of the manufacturing facilities in which products or other materials are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. In addition, because trem-cel and VCAR33 are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to materials as they move from the donor or patient to the manufacturing facility, through the manufacturing process and back to the clinical trial recipient. Maintaining a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product or regulatory action, including withdrawal of an approved product from the market. Any failure in the foregoing processes could render a batch of product unusable, could affect the regulatory approval of such product candidate, could cause us to incur fines or penalties or could harm our reputation and that of our product candidates.

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

Although we have demonstrated our internal cGMP manufacturing capabilities to produce clinical supply of VCAR33, in order to conduct clinical trials of our product candidates, we may need to work with third-party manufacturers to manufacture them in sufficient quantities if we are not able to produce sufficient quantities on our own. Our use of third-parties and multiple facilities require technology transfer of our processes. Technology transfer carries risk and could impact our spend, timelines and clinical supply. We, or our manufacturing partners or our third-party collaborators, may be unable to successfully increase the manufacturing capacity of our product candidates in a timely or cost-effective manner, or at all. We expect that each lot of trem-cel and VCAR33 will need to be manufactured for a specific individual patient, and each lot will need to be individually tested and released for that patient. As a result, we may experience limited production capacity and be unable to meet the need of all patients who could benefit from treatment, if approved. In addition, quality issues may arise during scale-up activities. If we or our manufacturing partners or collaborators are unable to successfully scale up the manufacture of our current or future product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and marketing approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

Results from preclinical studies are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. Our clinical trials may involve a small number of patients, which makes it difficult to predict whether early results from these trials will be indicative of the final results of the trials or be replicated in future trials. For example, we are actively recruiting for VBP101, our Phase 1/2a multicenter, open-label, first-in-human trial of trem-cel in combination with Mylotarg in patients with AML, and we most recently released clinical data in December 2024 on twenty-five patients treated with trem-cel in the VBP101 study. Although we believe this interim clinical data could provide important validating evidence of the potential of trem-cel and our broader eHSC approach, the final results of this trial may not be consistent with our interim results. For that reason, we do not know whether these candidates will be effective for the intended indications or safe in humans. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. This failure to establish sufficient efficacy and safety could cause us to abandon clinical development of our product candidates.

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

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize trem-cel, VCAR33, the trem-cel+VCAR33 Treatment System or any other product candidate we may develop in the United States or any other jurisdiction, and any such approval may be for a more narrow indication than we seek.

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

Patient enrollment is a significant factor in the timing of clinical trials. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials. We or our collaborators may not be able to advance clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to the biotechnology, gene therapy or genome engineering fields, competitive clinical trials for similar patient populations, clinical trials in competing products or for other reasons. As a result, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of product candidates could be delayed.

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

Even if we receive regulatory approval for any product candidate, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates for which we obtain marketing approval could be subject to labeling and other restrictions or withdrawal from the market, and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, testing, safety, efficacy, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval, all of which may result in significant expense and limit our ability to commercialize such products. In addition, any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product candidate.

The FDA, the EMA, the Competent Authorities of the Member States of the European Union and other regulatory authorities closely regulate the post-approval marketing and promotion of products to ensure that they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA, the Competent Authorities of the Member States of the European Union and other regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we market our products for off-label use, we may be subject to enforcement action for off-label marketing by the FDA and other federal and state enforcement agencies, including the Department of Justice. While physicians may prescribe products for off-label uses as the FDA and other U.S. regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. Violation of the Federal Food, Product, and Cosmetic Act and other statutes, including the False Claims Act and equivalent legislation in other countries relating to the promotion and advertising of prescription products may also lead to investigations or allegations of violations of federal and state and other countries’ health care fraud and abuse laws and state consumer protection laws. Even if it is later determined we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

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

Moreover, the policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

Disruptions at the FDA and other government agencies caused by funding shortages, layoffs, shifting priorities under the new administration or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, layoffs, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to cleared or approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, the Trump administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. If funding for the FDA is reduced, FDA priorities change, or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Given the breadth of the laws and regulations and evolving government interpretations of the laws and regulations, governmental authorities may possibly conclude that our business practices, including certain of our advisory board arrangements with physicians, some of whom are compensated in the form of stock or stock options, may not comply with healthcare laws and regulations. If our operations are found to be in violation of any healthcare laws or any other federal or state government regulations that apply to us, we may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our business, financial condition, results of operations, and prospects.

For a more detailed discussion of U.S. healthcare laws that may affect our business, see "Business—Other U.S. Healthcare Laws and Compliance Requirements” in Part I, Item 1 of this Annual Report.

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

Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the ACA. The ACA substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products. There have been executive, judicial and Congressional challenges and amendments, to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. We cannot predict the ultimate content, timing or effect of any such challenges or changes to the ACA or other federal and state reform efforts. There is no assurance that federal or state health care reform will not adversely affect our future business and financial results, and we cannot predict how future federal or state legislative, judicial or administrative changes relating to healthcare reform will affect our business.

Federal and state governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs. For example, the IRA also, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”), to negotiate the price of certain high expenditure single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”), and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten products that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program.

Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future, particularly in light of the recent U.S. Presidential and Congressional elections, or what effect such legislation, regulations or policies would have on our business. Any cost containment measures could significantly decrease the available coverage and the price we might establish for our potential products, which would have an adverse effect on our net revenues and operating results. For a more detailed discussion of U.S. healthcare reforms that may affect our business, see “Business—Healthcare Reform” in Part I, Item 1 of this Annual Report.

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

We and the third parties with whom we work are subject to stringent and evolving privacy and information security laws, regulations, industry standards, policies, contractual obligations and other obligations related to privacy and information security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could adversely affect our business.

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

Our data processing activities subject us to numerous data privacy and security laws and regulations, which among other things, impose certain requirements relating to the privacy, security and transmission of personal data. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Actual or perceived failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. In addition, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. Although there are minimum revenue thresholds for companies to be subject to these laws and there are limited exemptions for clinical trial data under the CCPA and similar state comprehensive privacy laws, such laws may impact (possibly significantly) our business activities depending on how they are interpreted, should we become subject to the CCPA or such state comprehensive privacy laws in the future. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work.

Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. Regulators are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we are unable to properly protect the privacy and security of sensitive data in our possession, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy and security laws, including applicable HIPAA privacy and security standards, we could face significant consequences, including but not limited to: government enforcement actions (e.g., administrative, civil and criminal penalties, investigations, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data (including clinical trial data); and orders to destroy or not use personal data. In addition, our ongoing efforts to comply with evolving privacy and data security laws and regulations have been and may in the future be costly and require ongoing modifications to our policies, procedures and systems.

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

If our information technology systems, or those of our third-party vendors, collaborators, or other contractors or consultants or other third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to a material disruption of our product development programs, regulatory investigations or actions, litigation, fines and penalties, reputational harm and other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work process sensitive data, and, as a result, we such third parties face a variety of evolving threats that could cause security incidents. Our information technology systems and those of our current and any future third-party vendors, collaborators, consultants or other third parties with whom we work are subject to damage or interruption from a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), computer viruses, computer hackers, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), employee theft or misuse, denial-of-service attacks, credential stuffing, credential harvesting, ransomware attacks, adware, attacks enhanced or facilitated by AI, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

While we seek to protect our information technology systems from system failure, accident and security breach, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other sensitive data or other disruptions. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. If we were to experience a significant cybersecurity breach of our information systems or sensitive data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material. In addition, our remediation efforts may not be successful. If we are unable to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, or the loss of or damage to sensitive data.

Although we have implemented security measures designed to help protect sensitive data from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable in the future to attacks by hackers or viruses, failures, or breaches due to third-party action, employee negligence or error, malfeasance, or other incidents or disruptions. For example, we have been the target of phishing attacks in the past and we expect such attacks will continue in the future. Furthermore, while we have implemented data privacy and security measures that are designed to comply with applicable laws and regulations relating to privacy and data protection, some health-related and other personal information or confidential information may be transmitted to us or processed by third parties, who may not implement adequate security and privacy measures, and it is possible that laws, rules and regulations relating to privacy, data protection, or information security may be interpreted and applied in a manner that is inconsistent with our practices or those of third parties who transmit health-related and other personal information or confidential information to us or process such information on our behalf. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award.

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. We have in the past and may in the future expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

To the extent that we or third parties with whom we work are found to have violated data security laws, rules or regulations or if we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, including an incident that results in a loss of, or damage to, our or our third-party vendors’, collaborators’, consultants’ or other third parties with whom we work data or systems, or inappropriate disclosure of confidential or proprietary information, we could experience material adverse consequences including but not limited to litigation exposure, penalties and fines, regulatory actions or investigations, restrictions on processing sensitive data (including clinical trial data), reputational harm; monetary fund diversions, diversion of management attention, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Our stock price is, and is likely to continue to be, volatile. For example, our stock traded within a range of a high price of $63.62 and a low price of $0.64 per share for the period of February 5, 2021, our first day of trading on the Nasdaq Global Select Market, through March 3, 2025. As a result of volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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
•
general economic, industry and market conditions, including heightened interest rates and inflation; and
•
the other factors described in this “Risk Factors” section.

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

Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, in December 2022 we filed a registration statement on Form S-3 to register the resale of up to 11,627,907 shares of common stock held by RA Capital Healthcare Fund L.P. which were purchased from us in a private placement, and in January 2025 we filed a registration statement on Form S-3 to register the resale of up to an aggregate of 125,710,335 shares of common stock held by Reprogrammed Interchange LLC and entities affiliated with RA Capital Management, L.P., consisting of (i) 55,871,260 shares of common stock and (ii) 69,839,075 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock, which were purchased from us in a private placement.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially own shares representing a substantial amount of our outstanding common stock. In particular, our two largest stockholders, RA Capital Management, L.P. and Reprogrammed Interchange LLC, together with their affiliates, collectively hold approximately 63.0% of our outstanding common stock, as well as warrants to purchase shares of our common stock warrants, which, if exercised, would result in such stockholders owning an even larger percentage of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and would control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Unfavorable global economic conditions, new tariffs or bank closures could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including as a result of heightened inflation and interest rates. A severe or prolonged economic downturn, or additional global financial crises, including related to potential future pandemics or the Russia-Ukraine and Israel-Hamas armed conflicts, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. We could also be affected by new and increased tariffs between the United States and other countries. For example, on February 1, 2025, President Trump announced new tariffs on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional on imports from China. These additional tariffs and any retaliatory tariffs by other countries, could substantially increase our costs associated with the manufacture and supply of our product candidates. For example, the process by which we manufacture trem-cel and distribute it to clinical trial sites involves a third party in Canada. The global trade environment is rapidly evolving, and the United States and other countries may impose additional new tariffs, the scope of which we are unable to predict but that may adversely impact our business. If our or the activities of our third party suppliers or service providers fall within the scope of any of these or other tariffs, our costs may increase significantly. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

The Company’s Vice President, Head of IT, Associate Director, IT Operations & Security, IT Steering Committee, Information Security Team, and third-party service providers (collectively, the “Information Security Function”) help identify, assess, and manage the Company’s cybersecurity threats and risks. The Information Security Function identifies and assesses risks from cybersecurity threats by monitoring and evaluating the Company’s threat environment and risk profile using various methods and tools including, for example: subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and bad actors, conducting scans of the threat environment, and evaluating our industry’s risk profile and threats reported to us. We also complete certain internal and external security audits, third party threat assessments, and vulnerability assessments.

The Company implements and maintains technical, physical, and organizational measures designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. These measures include, for example: risk assessments, implementation of certain security standards and certifications, encryption of certain data, access and network security controls, physical security, asset management, tracking and disposal, systems monitoring, employee training, penetration testing, cybersecurity insurance, and an incident response plan. Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the Company’s Information Security Team maintains a risk register related to information and security threats and evaluates and manages material risks from cybersecurity threats against our overall business objectives. This information is reviewed with the IT Steering Committee and communicated to the audit committee of the board of directors, which evaluates the Company's risks relating to data privacy, technology and information security, including cybersecurity.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including cybersecurity software providers, managed cybersecurity service providers, penetration testing firms, external legal counsel, and dark web monitoring services. We also use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. We have a vendor management program to manage cybersecurity risks associated with our use of these providers, which includes reviewing vendor security audits and reports. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems, or those of our third-party vendors, collaborators, consultants or other third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to a material disruption of our product development programs, regulatory investigations or actions, litigation, fines and penalties, reputational harm and other adverse consequences.”

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the Associate Director, IT Operations and Security, who oversees the ISMS and Information Security Team and reports to the Vice President, Head of IT. The Vice President, Head of IT is responsible for strategic leadership of our cybersecurity risk management program. The Vice President, Head of IT is responsible for hiring appropriate personnel, approving budgets, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Head of IT role is currently held by an individual who has approximately 35 years of professional IT management experience. The Associate Director, IT Operations and Security leads the operational and ISMS oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare employees and third-party service providers to address cybersecurity risks. The Associate Director, IT Operations and Security has approximately 10 years of experience in IT including infrastructure and cloud administration, participation in risk management and incident response activities, vendor management, and ensuring information security policy compliance.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the Chief Financial Officer, and the Chief Executive Officer. The Company’s information technology department and managed service partners work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the audit committee of the board of directors and the chair of the board of directors for certain cybersecurity incidents. The audit committee of the board of directors periodically receives summaries or presentations from the Vice President, Head of IT concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

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

Holders

As of March 3, 2025, we had approximately 17 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

We received aggregate net proceeds from the offering of $186.3 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. As of December 31, 2024, we have used all of the net proceeds from our IPO primarily to fund the development of trem-cel, VCAR33 (previously called VCAR33ALLO) , and the trem-cel+VCAR33 Treatment System and continued expansion of our pipeline and platform technology, as well as for working capital and general corporate purposes.

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

Leveraging our expertise in hematopoietic stem cell ("HSC") biology and genome engineering, we genetically modify HSCs to remove surface targets and then provide these cells as hematopoietic cell transplants (“HCTs”) to patients. Once these cells engraft into bone marrow, the patient’s healthy cells are shielded because they no longer express the surface target, leaving only the cancerous cells exposed. We believe this will unlock the potential of targeted therapies to selectively destroy cancerous cells while shielding healthy cells. As a result, our shielded transplants are designed to limit the on-target toxicities associated with these targeted therapies, thereby enhancing their utility, and broadening their applicability. We intend to pair our shielded transplants with targeted therapeutics such as antibody drug conjugates (“ADCs”) or VCAR33 (previously called VCAR33ALLO), a chimeric antigen receptor (“CAR”)-T therapy designed to target CD33, to bring potentially transformative outcomes to patients and establish a new standard of care Treatment System in AML.

We are developing trem-cel, a shielded transplant, which we believe has the potential to transform the treatment for AML, MDS and other blood cancers. Trem-cel is created by genetically modifying healthy donor HSCs in order to remove the CD33 surface target. We intend to develop trem-cel as a HCT product candidate to replace the standard of care in transplant settings. We are actively enrolling and treating patients in VBP101, our first-in-human Phase 1/2a trial of trem-cel in combination with Mylotarg. The latest data update from VBP101 was presented in a poster at the American Society of Hematology (ASH) Annual Meeting on December 8, 2024, which was also presented in an encore presentation at the TANDEM Meetings (Transplantation & Cellular Therapy Meetings of ASTCT and CIBMTR) on February 15, 2025.

The data released included 25 patients treated with trem-cel of which 15 had received Mylotarg (six at the 2 mg/m2 dose) as of the data cut-off date of November 1, 2024. The data demonstrated:

•
Preliminary evidence of improved relapse-free survival (median RFS not reached with median follow-up duration of 7.4 months) compared to published groups of AML patients at high risk of relapse post hematopoietic stem cell transplant (HCT).
•
Shielding of the blood system, with maintained neutrophil and platelet counts across multiple Mylotarg doses of 0.5, 1, and 2 mg/m2.
•
Broadened therapeutic index for Mylotarg when administered after trem-cel.
•
Reliable engraftment, with 100% of patients achieving primary neutrophil engraftment (median 9.5 days), robust platelet recovery (median 16 days), and full myeloid donor chimerism at Day 28.
•
Trem-cel continues to be manufactured with high CD33 editing efficiency (median 90%, range 71-94%).

We expect to report further engraftment and protection data from the VBP101 clinical trial in the second half of 2025.

VCAR33 is manufactured from lymphocytes collected from the patient’s original transplant donor, generating a CAR-T cell therapy that is exactly matched to the recipient’s engrafted blood system. By using healthy transplant donor cells as the starting material to produce VCAR33, the CAR-T cells have a more stem-like phenotype, leading to greater potential for expansion, persistence and anti-leukemia activity compared to a product derived from a patient’s own lymphocytes. In January 2024, we dosed the first patient with VCAR33 in VBP301 and are continuing to dose patients in this study. In September 2024, we announced encouraging in vivo CAR-T expansion data from the first three patients treated, all at the lowest dose of 1 x 106 CAR+ cells/kg. We anticipate sharing additional data from the study in the first half of 2025.

We believe that the combination of a trem-cel transplant followed by VCAR33 in the maintenance setting, which we refer to as the trem-cel+VCAR33 Treatment System, may transform patient outcomes and offer the potential for cures for patients that have limited treatment options. The trem-cel+VCAR33 Treatment System would utilize cells from the same healthy donor for both trem-cel and VCAR33. The VBP301 protocol allows for patients who have received a trem-cel transplant on the VBP101 study to enroll in VBP301 and receive VCAR33. This may provide valuable early insights into the potential of the trem-cel+VCAR33 Treatment System to enable a more potent therapy and durable responses post-transplant.

We anticipate initiating a Phase 1 clinical trial with the trem-cel+VCAR33 Treatment System in the second half of 2025.

In September 2024, we announced a new preclinical asset, VADC45, which has a number of potential opportunities in oncology, gene therapy, and autoimmune disorders. VADC45 is an ADC that targets the CD45 protein. CD45 is a well-validated target for a wide variety of blood cancers with clinical proof of concept. The linker-payload used in VADC45 is also clinically validated.

VADC45 has the potential to treat several diseases, including treatment of hematologic malignancies, as a targeted conditioning agent for gene therapies such as for sickle cell disease, holistic immune reset for autoimmune disorders, and for our approach of combining this asset with epitope modification of CD45 to shield healthy stem cells. We already have robust preclinical data for VADC45 and are progressing IND-enabling studies to enable future Phase 1 studies.

We operate an in-house clinical manufacturing facility in Cambridge, Massachusetts to support the development of our our potentially transformative product candidates for patients with blood cancers. While this facility is now operational, we continue to rely on third-party contract manufacturers for clinical manufacturing of trem-cel and our required raw materials, manufacturing devices, active pharmaceutical ingredients and finished product for our research and clinical manufacturing. Since our inception in December 2015, we have devoted substantially all of our resources to raising capital, organizing and staffing our company, business and scientific planning, conducting discovery and research activities, acquiring or discovering product candidates, establishing and protecting our intellectual property portfolio, developing and progressing our product candidates, preparing for and initiating clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and component materials, building out our internal clinical manufacturing facility, and providing general and administrative support for these operations. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Through December 31, 2024, we funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $517.1 million.

We have incurred significant operating losses since inception, including net losses of $116.9 million and $117.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $457.0 million.

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $91.9 million. We expect that our cash, cash equivalents and marketable securities at December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026.

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

A significant portion of our research and development costs have been external costs, which we track by program.

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

Results of Operations

Comparison of Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$93,310	$94,315	$(1,005)
General and administrative	27,875	31,721	(3,846)
Total operating expenses	121,185	126,036	(4,851)
Loss from operations	(121,185)	(126,036)	4,851
Other income:
Interest income	4,271	8,173	(3,902)
Total other income	4,271	8,173	(3,902)
Net loss	$(116,914)	$(117,863)	$949

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
External research expenses:
Trem-cel	$18,905	$13,477	$5,428
VCAR33	8,930	8,434	496
Other research and development	12,608	24,427	(11,819)
Internal research expenses:
Salaries and benefits (including stock-based compensation)	38,309	34,892	3,417
Manufacturing, facilities, and other research expenses	14,558	13,085	1,473
Total research and development expenses	$93,310	$94,315	$(1,005)

Research and development expenses were $93.3 million for the year ended December 31, 2024, compared to $94.3 million for the year ended December 31, 2023. The decrease of $1.0 million was primarily attributable to a decrease in pre-clinical costs and license payments as we focused on the advancement of clinical trials for our trem-cel and VCAR33 programs. This decrease was offset in part by an increase in personnel-related costs to support our clinical and manufacturing activities.

General and Administrative Expenses

General and administrative expenses were $27.9 million for the year ended December 31, 2024, compared to $31.7 million for the year ended December 31, 2023. The decrease of $3.8 million was primarily attributable to a decrease in professional fees and stock-based compensation.

Other Income

Other income decreased by $3.9 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in other income was due to decreases in interest received from our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and debt financings and have received aggregate net proceeds from these transactions of approximately $517.1 million as of December 31, 2024.

In order to fund our future operations, including our ongoing and planned clinical trials, on March 14, 2022, we filed a universal shelf registration statement to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. As of December 31, 2024, $274.4 million remained available under the shelf registration statement, including $119.7 million reserved for at-the market offerings discussed below. This universal shelf registration statement expired on March 18, 2025. We intend to file a new universal shelf registration statement on March 20, 2025, to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof, to replace the expired registration statement.

At-the-Market Sales Agreements

In December 2022, we entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the “Stifel ATM Facility”). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million. We will pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We sold 249,096 and 1,016,662 shares of common stock under the Stifel ATM Facility during the years ended December 31, 2024 and 2023, respectively at a weighted average price per share of $1.64 and $4.75, respectively, for aggregate net proceeds of $0.4 million and $4.7 million, respectively, after deducting commissions. As of December 31, 2024, $119.7 million remained available to be sold under the Stifel ATM Facility.

Private Placement

On December 26, 2024, we entered into a purchase agreement with certain institutional investors (collectively, the "Purchasers"), pursuant to which we issued and sold to the Purchasers in a private placement an aggregate of (i) 55,871,260 shares of common stock and (ii) warrants to purchase up to 69,839,075 shares of common stock at the closing of the private placement on December 30, 2024. Net proceeds from the private placement were $52.7 million, after deducting placement fees and issuance costs payable by us. If exercised for cash, the warrants would result in additional gross proceeds to us of up to approximately $58.5 million. Subject to certain limitations on exercise set forth in the warrants, the warrants are exercisable immediately and expire seven years from the date of issuance.

Cash Requirements

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $91.9 million. We will need to raise additional capital to fund our planned future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us.

Based on our current business plan and current capital resources, management has concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of 12 months from the date of issuance of the accompanying consolidated financial statements. We expect that our existing cash, cash equivalents and marketable securities at December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2026. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments to the carrying amounts and classification of assets and liabilities that may be necessary if we were unable to continue as a going concern.

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

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(99,660)	$(100,292)
Net cash provided by investing activities	96,857	71,008
Net cash provided by financing activities	53,392	2,938
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	$50,589	$(26,346)

Operating Activities

Net cash used in operating activities was $99.7 million for the year ended December 31, 2024, reflecting a net loss of $116.9 million, offset by non-cash charges of $17.3 million. The non-cash charges primarily consisted of stock-based compensation expense of $9.8 million, non-cash lease expense of $5.0 million and depreciation expense of $3.5 million, offset by non-cash interest accretion of $1.1 million.

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

The $0.6 million decrease in net cash used in operating activities for the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily due to a decrease in research and development expenses offset by differences in the timing of payments for costs incurred during each respective period.

Investing Activities

Net cash provided by investing activities was $96.9 million for the year ended December 31, 2024, which consisted of purchases of $9.9 million of marketable securities and $0.2 million of property and equipment offset by proceeds of $107.0 million from the maturity of marketable securities. Net cash provided by investing activities was $71.0 million for the year ended December 31, 2023, which consisted of purchases of $74.9 million of marketable securities and $1.1 million of property and equipment offset by proceeds of $147.0 million from the maturity of marketable securities.

Financing Activities

Net cash provided by financing activities was $53.4 million for the year ended December 31, 2024, which consisted of $55.6 million of proceeds from the private placement, $0.3 million of proceeds from the sale of common stock under the Stifel ATM Facility, and proceeds of $0.2 million from the exercise of stock options and purchases of common stock under our ESPP. These amounts were offset by the payment of $2.3 million of issuance costs related to the private placement and $0.3 million of taxes paid related to net share settlement of equity awards. Net cash provided by financing activities was $2.9 million for the year ended December 31, 2023, which consisted of proceeds of $4.6 million from the sale of common stock under the Stifel ATM Facility and proceeds of $0.3 million from the exercise of stock options and purchases of common stock under our ESPP, offset by the payment of $0.7 million of issuance costs related to the underwritten public offering under our Shelf Registration Statement and concurrent private placement that closed in December 2022, and $1.2 million of taxes paid related to net share settlement of equity awards.

Contractual Obligations and Other Commitments

Contractual obligations relate to future minimum lease payments for existing non-cancellable leases primarily relating to corporate office and laboratory real estate, with terms expiring through February 2030. Future minimum annual rental payments required under these operating lease agreements as of December 31, 2024 are described in more detail in Note 9 to our audited consolidated financial statements, included elsewhere in this Annual Report.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the year ending December 31, 2024, there were no material changes to these assumptions.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024 our internal control over financial reporting was effective.

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

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be set forth under the captions “Executive Officers”, “Proposal No. 1 – Election of Two Class I Directors,” “Corporate Governance,” and "Delinquent Section 16(a) Reports" in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth under the captions “Executive Compensation” and “Director Compensation” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans at December 31, 2024” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be set forth under the caption “Independent Registered Public Accountants’ Fees” in our Definitive Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)
Exhibits

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021

3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-252175	4.1	February 1, 2021

4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated June 30, 2020	S-1/A	333-252175	4.2	February 1, 2021

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*

4.4	Form of Common Stock Warrant	8-K	001-39979	4.1	December 27, 2024

10.1†	Patent License Agreement, by and between the Registrant and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, dated October 30, 2020	S-1	333-252175	10.3	January 15, 2021

10.2†	Exclusive License Agreement, by and between the Registrant and The Trustees of Columbia University in the City of New York (“Columbia”), dated April 28, 2016	S-1	333-252175	10.1	January 15, 2021

10.3†	First Amendment to Exclusive License Agreement, by and between the Registrant and Columbia, dated February 12, 2019	S-1	333-252175	10.2	January 15, 2021

10.4†	Second Amendment to Exclusive License Agreement, by and between the Registrant and Columbia, dated November 8, 2021	10-Q	001-39979	10.1	November 10, 2021

10.5	Lease Agreement, by and between the Registrant and PPF Off 100 Cambridge Park Drive, LLC (“Landlord”), dated December 17, 2019	S-1	333-252175	10.4	January 15, 2021

10.6	First Amendment to Lease, by and between the Registrant and the Landlord, dated June 15, 2021	8-K	001-39979	10.1	June 17, 2021

10.7	Second Amendment to Lease, by and between the Registrant and the Landlord, dated June 15, 2021	8-K	001-39979	10.2	June 17, 2021

10.8+	2015 Stock Incentive Plan and Forms of Option Grant Agreements, Exercise Notices and Restricted Stock Agreement	S-1	333-252175	10.5	January 15, 2021

10.9+	2021 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	S-1/A	333-252175	10.6	February 1, 2021

10.10+	Amended and Restated 2021 Equity Incentive Plan	8-K	001-39979	10.1	May 28, 2024

10.11+	2021 Employee Stock Purchase Plan	S-1/A	333-252175	10.7	February 1, 2021

10.12+	2023 Inducement Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise, RSU Award Grant Notice and Award Agreement (RSU Award) thereunder	S-8	333-274275	99.1	August 30, 2023

10.13+	Form of Indemnification Agreement with Executive Officers and Directors	S-1	333-252175	10.8	January 15, 2021

10.14+	Offer Letter, by and between the Registrant and Robert Ang, dated June 28, 2019	S-1	333-252175	10.9	January 15, 2021

10.15+	Offer Letter, by and between the Registrant and Han Choi, dated September 19, 2024	10-Q	001-39979	10.1	November 7, 2024

10.16+	Offer Letter, by and between the Registrant and Tirtha Chakraborty, dated August 28, 2019	S-1	333-252175	10.13	January 15, 2021

10.17+	Offer Letter, by and between the Registrant and Eyal Attar, dated October 4, 2022					X

10.18+	Non-Employee Director Compensation Policy	10-Q	001-39979	10.1	May 11, 2023

10.19+	Executive Severance and Change in Control Benefits Plan	S-1/A	333-252175	10.15	February 1, 2021

10.20	Sales Agreement, dated December 23, 2022, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated	8-K	001-39979	1.1	December 23, 2022

10.21	Securities Purchase Agreement , dated December 26, 2024, by and between the Registrant and Investors listed thereto	8-K	001-39979	10.1	December 27, 2024

10.22	Registration Rights Agreement , dated December 26, 2024, by and between the Registrant and Investors listed thereto	8-K	001-39979	10.2	December 27, 2024

19.1	Insider Trading Policy					X

21.1	Subsidiaries of the Registrant	S-1	333-252175	21.1	January 15, 2021

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Incentive Compensation Recoupment Policy					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

VOR BIOPHARMA INC.

Date: March 20, 2025	By:	/s/ Robert Ang
Robert Ang, M.B.B.S., M.B.A.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert Ang	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2025
Robert Ang, M.B.B.S., M.B.A.

/s/ Han Choi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2025
Han Choi, M.D., LL.M

/s/ Matthew Patterson	Chairman of the Board	March 20, 2025
Matthew Patterson

/s/ Daniella Beckman	Director	March 20, 2025
Daniella Beckman

/s/ Erez Kalir	Director	March 20, 2025
Erez Kalir

/s/ David C. Lubner	Director	March 20, 2025
David C. Lubner

/s/ Sven (Bill) Ante Lundberg	Director	March 20, 2025
Sven (Bill) Ante Lundberg, M.D.

/s/ Fouad Namouni	Director	March 20, 2025
Fouad Namouni, M.D.

/s/ Joshua Resnick	Director	March 20, 2025
Joshua Resnick, M.D.

VOR BIOPHARMA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Vor Biopharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vor Biopharma Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.

Boston, Massachusetts

March 20, 2025

VOR BIOPHARMA INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$81,949	$31,360
Marketable securities	9,977	105,815
Prepaid expenses	4,201	3,153
Other current assets	380	475
Total current assets	96,507	140,803
Restricted cash equivalents	2,413	2,413
Property and equipment, net	6,581	10,050
Operating lease right-of-use assets	35,007	40,048
Other assets	2,383	4,812
Total assets	$142,891	$198,126
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,505	$815
Accrued liabilities	12,892	10,877
Operating lease liabilities	4,215	3,830
Other current liabilities	—	50
Total current liabilities	18,612	15,572
Long-term liabilities:
Operating lease liabilities—non-current	27,615	31,830
Total liabilities	46,227	47,402
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 124,776,152 and 67,901,610 shares issued and 124,776,152 and 67,891,311 shares outstanding as of December 31, 2024 and December 31, 2023, respectively	13	7
Additional paid-in capital	553,623	490,874
Accumulated other comprehensive income (loss)	22	(77)
Accumulated deficit	(456,994)	(340,080)
Total stockholders’ equity	96,664	150,724
Total liabilities and stockholders’ equity	$142,891	$198,126

The accompanying notes are an integral part of these consolidated financial statements

VOR BIOPHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023
Operating expenses:
Research and development	$93,310	$94,315
General and administrative	27,875	31,721
Total operating expenses	$121,185	$126,036
Loss from operations	$(121,185)	$(126,036)
Other income:
Interest income	4,271	8,173
Total other income	4,271	8,173
Net loss	$(116,914)	$(117,863)
Net loss per share, basic and diluted	$(1.70)	$(1.75)
Weighted-average common shares outstanding, basic and diluted	68,705,639	67,191,973

Other comprehensive income:
Unrealized gain on available for sale marketable securities	99	693
Total other comprehensive income	99	693
Comprehensive loss	$(116,815)	$(117,170)

The accompanying notes are an integral part of these consolidated financial statements

VOR BIOPHARMA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2022	65,996,138	$7	$473,587	$(770)	$(222,217)	$250,607
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options, and issuance of common stock under ESPP	878,511	—	(787)	—	—	(787)
Issuance of common stock from at-the-market sales agreements	1,016,662	—	4,712	—	—	4,712
Stock-based compensation expense	—	—	13,362	—	—	13,362
Other comprehensive loss, net of tax	—	—	—	693	—	693
Net loss	—	—	—	—	(117,863)	(117,863)
Balance, December 31, 2023	67,891,311	$7	$490,874	$(77)	$(340,080)	$150,724
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options, and issuance of common stock under ESPP	764,485	—	(56)	—	—	(56)
Issuance of common stock from at-the-market sales agreement	249,096	—	302	—	—	302
Stock-based compensation expense		—	9,847	—	—	9,847
Issuance of common stock from private placement, net of issuance costs	55,871,260	6	52,656	—	—	52,662
Other comprehensive loss, net of tax	—	—	—	99	—	99
Net loss	—	—	—	—	(116,914)	(116,914)
Balance, December 31, 2024	124,776,152	$13	$553,623	$22	$(456,994)	$96,664

The accompanying notes are an integral part of these consolidated financial statements

Vor Biopharma Inc.

CONSOLIDATED StatementS of Cash Flows

	Year Ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(116,914)	$(117,863)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	3,528	3,492
Non-cash lease expense	5,041	4,727
Stock-based compensation	9,847	13,362
Interest amortization on marketable securities	(1,149)	(4,660)
Gain on sale of property and equipment	(18)	—
Changes in operating assets and liabilities:
Operating lease liabilities	(3,830)	(3,583)
Prepaid expenses and other current assets	(835)	3,270
Accounts payable and accrued liabilities	2,241	2,850
Other assets	2,429	(1,887)
Net cash used in operating activities	(99,660)	(100,292)
Cash flow from investing activities
Purchases of marketable securities	(9,914)	(74,923)
Proceeds from maturities of marketable securities	107,000	147,000
Purchases of property and equipment	(229)	(1,069)
Net cash provided by investing activities	96,857	71,008
Cash flow from financing activities
Proceeds from the issuance of common stock from private placement	55,550	—
Payment of issuance costs related to underwritten public offering and private placements	(2,325)	(717)
Proceeds from the issuance of common stock from at-the-market sales agreement, net of issuance costs	275	4,578
Repurchases of shares for tax withholdings upon vesting of restricted stock unit awards	(333)	(1,187)
Proceeds from stock option exercises and the issuance of shares under ESPP	225	264
Net cash provided by financing activities	53,392	2,938
Net increase (decrease) in cash, cash equivalents and restricted cash equivalents	50,589	(26,346)
Cash, cash equivalents and restricted cash equivalents, beginning of period	$33,773	$60,119
Cash, cash equivalents and restricted cash equivalents, end of period	$84,362	$33,773
Supplemental disclosure of non-cash activities
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$70
Financing costs associated with the sale of common stock included in accounts payable and accrued expenses	$563	$27

A reconciliation of the cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$81,949	$31,360
Restricted cash equivalents	2,413	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$84,362	$33,773

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

Liquidity and Capital Resources

As of December 31, 2024, the Company had $91.9 million of cash, cash equivalents and marketable securities and an accumulated deficit of $457.0 million. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. As a result, the Company’s continued operations are dependent on its ability to raise additional funding. Based on its current business plan and current capital resources, combined with the need to raise additional funding and the uncertainty regarding the availability of such additional funding, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date these consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern include obtaining additional funding through equity or debt offerings and/or pursuant to collaboration or licensing arrangements. However, additional funding may not be available on terms acceptable to the Company or at all. The Company may also seek to reduce current spending requirements where necessary. Management has concluded the likelihood that its plans to successfully obtain sufficient additional funding from one or more of these sources, or adequately reduce expenditures, while reasonably possible, is less than probable.

If, for any reason, the Company utilizes its capital resources more quickly than anticipated or is unable to obtain additional funding on a timely basis, it may be required to revise its business plan and strategy. This may result in the Company significantly curtailing, delaying or discontinuing one or more of its research and development programs. As a result, the Company’s business, financial condition, and results of operations could be materially affected. The accompanying consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities that may be necessary if the Company were unable to continue as a going concern.

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

Segments

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision-maker in deciding how to allocate resources and assess performance. The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on an aggregate basis for the purpose of allocating resources. Refer to Note 15 for more information.

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

The Company evaluates its marketable securities with unrealized losses for impairment. When assessing marketable securities for unrealized declines in value, the Company considers whether the decline in value is related to a credit loss or non-credit loss. For credit losses, the Company reduces the marketable security to fair value through an allowance for credit losses recorded to the balance sheet and corresponding charge to the statement of operations. The allowance for credit losses and corresponding impairment charge is adjusted each period for changes in fair value. For non-credit losses, the Company reduces the marketable security to fair value through a charge to the statement of operations and comprehensive loss, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. No credit losses were recorded during the periods presented.

Restricted Cash Equivalents

The Company had $2.4 million of restricted cash equivalents in the form of a letter of credit related to a lease at December 31, 2024 and 2023.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property, equipment and right-of-use assets. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for impairment, the Company first compares the estimated undiscounted future cash flows expected to result from the use or disposition of that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss would be recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market prices and third-party independent appraisals, as considered necessary. No impairments occurred in the years ending December 31, 2024 and 2023.

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

Accrued Research and Development Expenses

The Company has entered into various research and development related contracts, including contracts with third-party contract research organizations and contract manufacturing organizations. These agreements are cancelable, and related costs are recognized as research and development expenses as incurred. The Company records accrued liabilities for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes the progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates may be required to determine the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. To date, the Company’s historical accrual estimates have not been materially different from the actual costs.

Classification of Warrants

The Company accounts for warrants to purchase its common stock as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity ("ASC 480") and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether warrants are freestanding financial instruments pursuant to ASC 480, meet the liability classification requirements pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the warrants are outstanding.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation under the provisions of ASC 718-10, Compensation—Stock Compensation (“ASC 718-10”), which requires all stock-based payments to employees, non-employees and directors, including grants of stock options and restricted stock, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values on the date of grant over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. Generally, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the ratable method. The Company classifies stock-based compensation expense in the same manner in which the award recipient’s payroll or service provider’s costs are classified. Stock-based payments that contain performance conditions are recognized when such conditions are probable of being achieved.

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
•
Expected Volatility—Because the Company does not have sufficient trading history for its common stock as of December 31, 2024, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and potentially dilutive securities outstanding during the periods. For purposes of the diluted net loss per share calculation, restricted stock, warrants, restricted stock units and stock options considered to be potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all reporting periods presented.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted this ASU for the annual period ended December 31, 2024 and the amendments have been applied retrospectively to all prior periods presented in the financial statements by expanding the disclosure of expenses included in its segment measure of profitability. Refer to Note 15 for more information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”), which modifies certain disclosure and presentation requirements of a variety of Topics in the Codification and is intended to both clarify or improve such requirements and align the requirements with the SEC’s regulations. The effective date for each amendment is the effective date of the removal of the related disclosure from Regulation S-X or Regulation S-K, with early adoption prohibited. The Company will apply the provisions prospectively as such provisions become effective, and does not expect ASU 2023-06 to have a material impact on the consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 improves disclosures surrounding a public business entity’s expenses by requiring more detailed information about the types of expenses included within commonly presented income statement captions. The update is effective beginning with the Company's 2027 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by contractual maturity are as follows:

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasuries	$4,981	$12	$—	$4,993
Maturing after one year through five years
U.S. Treasuries	4,974	10	—	4,984
Total	$9,955	$22	$—	$9,977

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasury Bill	$8,806	$6	$—	$8,812
U.S. Treasuries	97,086	12	(95)	97,003
Total	$105,892	$18	$(95)	$105,815

The Company did not have any individual securities in an unrealized loss position as of December 31, 2024. The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities were in an unrealized loss position as of December 31, 2023:

	December 31, 2023
	Less than twelve months		Greater than twelve months		Total
(in thousands)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized loss
U.S. Treasuries	$—	$—	$53,447	$(95)	$53,447	$(95)
Total	$—	$—	$53,447	$(95)	$53,447	$(95)

The Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods ended December 31, 2024 and December 31, 2023.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$81,718	$—	$—	$81,718
Marketable securities
U.S. Treasuries	—	9,977	—	9,977
Total marketable securities	—	9,977	—	9,977
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$84,131	$9,977	$—	$94,108

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$31,164	$—	$—	$31,164
Marketable securities
U.S. Treasury Bill	8,812	—	—	8,812
U.S. Treasuries	—	97,003	—	97,003
Total marketable securities	8,812	97,003	—	105,815
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$42,389	$97,003	$—	$139,392

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of marketable securities was determined based on observable market inputs. During the years ended December 31, 2024 and 2023, there were no transfers between levels.

Prepaid expenses, accounts payable and accrued expenses are stated at their respective historical carrying values which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Laboratory equipment	$9,625	$10,028
Manufacturing equipment	7,082	6,936
Computer equipment	446	432
Furniture, fixtures and other	606	599
Construction in progress	36	146
Total	17,795	18,141
Less: Accumulated depreciation	(11,214)	(8,091)
Property and equipment, net	$6,581	$10,050

Depreciation expense for each of the years ended December 31, 2024 and 2023 was approximately $3.5 million.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Employee-related expenses	$5,852	$5,962
Professional fees	1,461	1,245
Clinical expenses	3,835	1,495
Manufacturing expenses	516	842
Research and development expenses	872	1,059
Other	356	274
Total accrued liabilities	$12,892	$10,877

7. Stockholders' Equity

Common Stock

As of December 31, 2024 and 2023, the Company’s authorized capital stock included 400,000,000 shares of its $0.0001 par value common stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the Delaware General Corporation Law. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. No dividends have been declared or paid as of and for either of the years ended December 31, 2024 and 2023.

At-the-Market Sales

During the years ended December 31, 2024 and, 2023, the Company sold 249,096 and 1,016,662 shares of common stock, respectively, in at-the-market offerings at a weighted average price per share of $1.64 and $4.75, respectively, for aggregate net proceeds of $0.4 million and $4.7 million respectively after deducting commissions.

Private Placement

On December 27, 2024, the Company entered into a purchase agreement with certain institutional investors (collectively, the "Purchasers"), pursuant to which the Company issued and sold to the Purchasers in a private placement an aggregate of (i) 55,871,260 shares of the Company's common stock and (ii) warrants to purchase up to 69,839,075 shares of the Company's common stock (the "Warrants") at the closing of the private placement on December 30, 2024. Net proceeds from the Private Placement were $52.7 million, after deducting placement fees and issuance costs payable by the Company.

The Warrants have an exercise price of $0.838 per share and are immediately exercisable, subject to certain limitations on exercise set forth in the Warrants. The Warrants will terminate in seven years on December 30, 2031.

The Company also entered into a registration rights agreement and filed with the Securities and Exchange Commission a registration statement to register for resale the shares of the common stock issued in the private placement and those issuable upon the exercise of the Warrants. The registration rights agreement became effective on January 29, 2025.

The Company determined that the Warrants are freestanding instruments that do not meet the definition of a liability or derivative. The Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification. Accordingly, the Warrants are classified as equity and accounted for as a component of additional paid-in capital at the time issued. The Company also determined that the Warrants should be included in the determination of diluted net loss per share if their impact is dilutive. However, they are not included within diluted net loss per share for the year ended December 31, 2024 as the effect would be antidilutive.

8. Stock-Based Compensation

2023 Inducement Plan

On August 25, 2023, the Company’s board of directors adopted the Company’s 2023 Inducement Plan (the “2023 Inducement Plan”) pursuant to which the Company reserved 3,500,000 shares of common stock for issuance under the 2023 Inducement Plan. The 2023 Inducement Plan provides for the grant of non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance awards and other forms of stock-based compensation to eligible individuals. In accordance with Nasdaq Marketplace Rule 5635(c)(4), awards under the 2023 Inducement Plan may only be made to individuals not previously employees or directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. Awards granted under the 2023 Inducement Plan must be approved by either a majority of the Company’s independent directors or the compensation committee of the Company’s board of directors. As of December 31, 2024, the Company had 2,645,757 shares of its common stock available for future issuance under the 2023 Inducement Plan.

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

In February 2021, the Company’s board of directors adopted and stockholders approved the 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan became effective on February 5, 2021, following which no further grants were or will be made under the 2015 Plan. In March 2024, the Company’s board of directors adopted an amendment and restatement of the 2021 Plan, which the Company’s stockholders approved in May 2024. The 2021 Plan provides for the grant of stock options, non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance stock awards and other forms of stock compensation to the Company's employees, consultants and directors.

The number of shares of the Company's common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year through January 1, 2034, by 5.0% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year. Any grants that expire or are canceled, terminated, forfeited, fail to vest, or are withheld to satisfy a tax withholding obligation are allowed to be reissued under 2021 Plan. As of December 31, 2024, the Company had 3,017,555 shares of its common stock available for future issuance under the 2021 Plan.

Option Repricing

On February 3, 2025, the Company's board of directors approved a stock option repricing whereby the exercise price of certain outstanding options to purchase shares of the Company’s common stock was reduced to $1.34 per share. The repricing applied to options to purchase shares of the Company’s common stock held by continuing employees as of February 3, 2025 that had an exercise price per share greater than $1.34; provided that holders of repriced options must remain in continuous service with the Company through February 3, 2026 or, if earlier, a change in control of the Company or 30 days prior to the applicable repriced option’s original expiration date (the “Retention Period”). If any such repriced option is exercised prior to the end of the Retention Period, the exercise price per share shall be the original exercise price per share, and not the reduced exercise price. The total number of shares underlying all repriced options is approximately 6.76 million shares. The repriced options previously had exercise prices ranging from $1.36 to $44.96 per share. The repricing had no impact on the financial results for the period ended December 31, 2024.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted were as follows:

	Year Ended December 31,
	2024	2023
Expected term (in years)	6.0	6.0
Expected volatility	88.9%	81.7%
Risk-free interest rate	4.1%	3.8%
Dividend yield	—	—

The following table summarizes the Company’s stock option activity for the year ended December 31, 2024:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	8,290,077	$6.17	7.71	$999
Granted	2,192,350	1.96
Vested and exercised	(10,299)	4.90
Forfeited	(613,876)	5.26
Expired	(713,103)	6.16
Outstanding at December 31, 2024,	9,145,149	5.22	6.99	$211
Exercisable at December 31, 2024	5,908,767	$6.09	6.13	$33

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the respective date.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $1.48 and $3.56 per share, respectively. As of December 31, 2024, total unrecognized compensation expense related to stock options was $8.0 million which is expected to be recognized over a weighted-average period of 2.6 years. The were no stock options exercised during the year ended December 31, 2024.

As of December 31, 2024, there were no exercised and unvested shares. As of December 31, 2023, options for 10,299 shares with a weighted average exercise price of $4.90 were exercised and unvested. As of December 31, 2023, the underlying proceeds from the unvested exercises of less than $0.1 million were recorded in other current liabilities on the consolidated balance sheet.

Restricted Stock Units

As of December 31, 2024, there were 1,308,723 restricted stock units outstanding under the 2021 Plan and the 2023 Inducement Plan. The following table summarizes the Company's unvested restricted stock unit activity for the year ended December 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	1,113,381	$4.94
Granted	1,223,592	2.24
Vested	(752,558)	4.49
Forfeited	(275,692)	3.94
Unvested at December 31, 2024	1,308,723	$2.89

As of December 31, 2024, total unrecognized compensation expense related to the unvested restricted stock units was $3.5 million, which is expected to be recognized over a weighted average period of 2.6 years.

2021 Employee Stock Purchase Plan

In February 2021, the Company’s board of directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on February 5, 2021. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 1,800,000 shares. If purchase rights granted under the ESPP terminate without having been exercised, the shares of common stock not purchased under such purchase rights will again become available for issuance under the ESPP. As of December 31, 2024, the Company had 1,740,776 shares of its common stock available for future issuance under the ESPP.

The ESPP permits eligible employees to purchase common stock through accumulated payroll deductions at a purchase price equal to 85% of the lesser of the market value of the common stock at the beginning of the 6-month offering period or on the purchase date. During the years ended December 31, 2024 and 2023, the Company issued 227,844 and 82,703 shares, respectively, with a weighted average purchase price per share of $0.98 and $2.73, respectively, which resulted in an immaterial amount of compensation expense.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Research and development	$4,728	$6,831
General and administrative	5,119	6,531
Total stock-based compensation expense	$9,847	$13,362

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

The elements of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Operating lease cost	$7,804	$7,802
Variable lease cost	2,653	2,618
Total lease cost	$10,457	$10,420

Amounts reported in the consolidated balance sheets and the weight-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	December 31, 2024	December 31, 2023
Assets
Operating lease right-of-use assets	$35,007	$40,048
Liabilities
Operating lease liabilities, current	$4,215	$3,830
Operating lease liabilities, non-current	27,615	31,830
Total lease liabilities	$31,830	$35,660
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.7	6.7
Weighted-average discount rate	8.2%	8.2%

The following table represents other lease activity:

	Year Ended December 31,
(in thousands)	2024	2023
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$6,591	$6,658

Future lease payments for noncancelable leases as of December 31, 2024 were as follows:

(in thousands)	December 31, 2024
2025	$6,652
2026	6,681
2027	6,882
2028	7,088
2029	7,301
Thereafter	5,602
Total lease payments	$40,206
Less: imputed interest	(8,376)
Present value of lease liabilities	$31,830

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

12. Defined Contribution Benefit Plan

The Company maintains a defined contribution plan under Section 401(k) (the “401(k) Plan”) of the Internal Revenue Code, as amended (the “Code”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, as well as Roth post tax deferrals. The Company matches 100% of compensation amounts deferred up to the first 1% of an employee's compensation plus 50% of compensation amounts deferred between 1% and 6% of an employee's compensation. All matching contributions are immediately vested. Expense recognized by the Company for matching contributions made in accordance with the 401(k) Plan was $1.2 million and $1.0 million for the years ended December 31, 2024 and December 31, 2023, respectively.

13. Income Taxes

The Company accounts for income taxes under FASB ASC 740 (“ASC 740”). For the years ended December 31, 2024 and 2023, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income rate to the Company’s effective income tax rate:

Year Ended December 31,
	2024	2023
Federal income tax rate	21.0%	21.0%
State income tax benefit	5.6%	6.1%
Permanent items	(1.6) %	(0.9) %
Research tax credits	4.8%	5.7%
Other	—	(0.4) %
Valuation allowance	(29.8) %	(31.5) %
Effective income tax rate	—	—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets:
Accrued expenses	$1,651	$1,428
Federal net operating loss carryforwards	51,217	39,934
State net operating loss carryforwards	14,828	11,423
Tax credits	22,725	17,062
Stock compensation	1,733	1,545
R&D capitalization	46,973	33,503
Amortization	1,582	1,464
Lease liability	8,634	9,746
Total deferred tax assets	149,343	116,105
Valuation allowance	(139,216)	(104,403)
Net total deferred tax assets	$10,127	$11,702
Deferred tax liabilities:
Lease right of use asset	(9,495)	(10,945)
Depreciation and amortization	(632)	(757)
Total deferred tax liabilities	$(10,127)	$(11,702)
Net deferred tax assets	$—	$—

The Company has weighed the positive and negative evidence to assess the recoverability of its deferred tax assets. Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income. After this assessment, the Company determined it was more likely than not that the Company will not realize the benefit of its deferred tax assets. As a result, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2024 and 2023 was $139.2 million and $104.4 million, respectively. For the years ended December 31, 2024 and 2023, the Company recorded an increase in the valuation allowance of $34.8 million and $36.1 million, respectively, primarily related to net operating losses incurred by the Company.

As of December 31, 2024, the Company had gross U.S. federal net operating loss carryforwards of $243.9 million including $242.0 million that had an indefinite carryforward period and $1.9 million that were subject to expiration at various dates through 2037. As of December 31, 2024, the Company had state net operating loss carryforwards of $234.7 million which will expire at various dates through 2044. As of December 31, 2024, the Company had U.S. federal research and development tax credit carryforwards of $16.8 million which will expire at various dates through 2044 and state research and credit carryforwards of $7.5 million which will expire at various dates through 2039. The net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

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

As of December 31, 2024 and 2023, the Company did not have any unrecognized tax benefits. Any future interest and penalties related to income tax matters would be recognized in the provision for income tax. As of December 31, 2024 and 2023, the Company did not have a balance of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the United States and various states. As of December 31, 2024, there were no income tax examinations in progress.

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

14. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023
Numerator:
Net loss	$(116,914)	$(117,863)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	68,705,639	67,191,973
Net loss per share, basic and diluted	$(1.70)	$(1.75)

The Company’s potentially dilutive securities were stock options, unvested restricted stock, restricted stock units, and warrants. Based on the amounts outstanding at December 31, 2024 and 2023, the Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of December 31,
	2024	2023
Options to purchase common stock	9,145,149	8,290,077
Unvested restricted stock	—	10,299
Restricted stock units	1,308,723	1,113,381
Warrants	69,839,075	—

15. Segments

The Company operates and manages its business as one reportable and operating segment, centered around the commercial development of its product candidates. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”).

The Company’s CODM reviews consolidated operating results, manages the business on a consolidated basis and utilizes consolidated net loss from the consolidated statements of operations and comprehensive loss to make decisions about allocating resources and assessing performance for the entire Company. Consolidated net loss is also used to monitor budget to actual results. The CODM is additionally regularly provided with more detailed expense information at the program level.

The following table is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Year ended December 31,
	2024	2023
Segment expenses:
Trem-cel(a)	$18,905	$13,477
VCAR33(a)	8,930	8,434
Other research and development(a)	12,608	24,427
Salaries and benefits	44,165	38,193
General corporate activities	19,856	23,123
Other segment items(b)	12,450	10,209
Segment expenses:	116,914	117,863
Segment net loss	(116,914)	(117,863)

(a) Includes only external research and development expenditures.

(b) Other segment items are primarily comprised of taxes, interest income on marketable securities and certain non-cash expenses such as stock-based compensation, depreciation expense, and non-cash lease expense.

The measure of segment assets is reported on the consolidated balance sheet as total assets. The CODM additionally reviews cash, cash equivalents and marketable securities when reviewing segment assets. As of December 31, 2024, the Company’s cash, cash equivalents and marketable securities were $91.9 million. The Company does not provide its CODM with any more detailed segment asset information than what is included on the Company’s consolidated balance sheets.