Form 10-Q
period 2025-03-31
Vor Biopharma Inc.
filed 2025-05-14
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of the registrant’s Common Stock outstanding as of May 8, 2025 was 124,959,520.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “might,” “intend,” “target,” “ongoing,” “project,” “estimate,” “believe,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of this Quarterly Report on Form 10-Q and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

•
our evaluation of strategic alternatives and our ability to identify and complete a strategic transaction to maximize shareholder value;
•
our cost-reduction measures, including the scope, timing and costs associated with our workforce reduction;
•
our plans to wind down our clinical and manufacturing operations;
•
our ability to obtain, and negotiate favorable terms of, any collaboration, licensing or other arrangements that may be necessary or desirable to develop our product candidates;
•
our estimates of our expenses, ongoing losses, future revenue and capital requirements, our need for or ability to obtain additional funding and our ability to continue as a going concern;
•
our ability to retain key personnel during our strategic review process, including certain of our executive officers and members of management;
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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. You should refer to the “Risk Factors” section in this Quarterly Report and the “Summary Risk Factors” and “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of material factors that could cause actual results or events to differ materially from the forward-looking statements that we make.

All brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$50,047	$81,949
Marketable securities	9,988	9,977
Prepaid expenses	4,515	4,201
Other current assets	297	380
Total current assets	64,847	96,507
Restricted cash equivalents	2,413	2,413
Property and equipment, net	5,986	6,581
Operating lease right-of-use assets	33,697	35,007
Other assets	2,369	2,383
Total assets	$109,312	$142,891
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,732	$1,505
Accrued liabilities	8,685	12,892
Operating lease liabilities	4,266	4,215
Other current liabilities	44	—
Total current liabilities	16,727	18,612
Long-term liabilities:
Operating lease liabilities—non-current	26,516	27,615
Total liabilities	43,243	46,227
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 124,851,547 and 124,776,152 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	555,513	553,623
Accumulated other comprehensive income	23	22
Accumulated deficit	(489,480)	(456,994)
Total stockholders’ equity	66,069	96,664
Total liabilities and stockholders’ equity	$109,312	$142,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Operating expenses:
Research and development	$26,701	$24,322
General and administrative	6,590	8,004
Total operating expenses	$33,291	$32,326
Loss from operations	$(33,291)	$(32,326)
Other income:
Interest income	805	1,522
Total other income	805	1,522
Net loss	$(32,486)	$(30,804)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.45)
Weighted-average common shares outstanding, basic and diluted	124,824,147	68,030,966

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale marketable securities	1	(10)
Total other comprehensive income (loss):	1	(10)
Comprehensive loss	$(32,485)	$(30,814)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of stockholders’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	income	Deficit	Equity
Balance at December 31, 2024	124,776,152	$13	$553,623	$22	$(456,994)	$96,664
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	75,395	—	(55)	—	—	(55)
Issuance costs for private placement	—	—	12	—	—	12
Stock-based compensation expense	—	—	1,933	—	—	1,933
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(32,486)	(32,486)
Balance at March 31, 2025	124,851,547	$13	$555,513	$23	$(489,480)	$66,069

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2023	67,891,311	$7	$490,874	$(77)	$(340,080)	$150,724
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	184,998	—	(169)	—	—	(169)
Issuance of common stock from at-the-market sales agreement	139,462	—	213	—	—	213
Stock-based compensation expense	—	—	3,081	—	—	3,081
Other comprehensive loss	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(30,804)	(30,804)
Balance at March 31, 2024	68,215,771	$7	$493,999	$(87)	$(370,884)	$123,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(32,486)	$(30,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	825	943
Non-cash lease expense	1,310	1,232
Stock-based compensation	1,933	3,081
Interest amortization on marketable securities	(11)	(797)
Loss on sale of property and equipment	1	—
Changes in operating assets and liabilities:
Operating lease liabilities	(1,048)	(921)
Prepaid expenses and other current assets	(231)	(710)
Accounts payable, accrued liabilities and other current liabilities	(1,373)	(2,482)
Other assets	14	(7)
Net cash used in operating activities	(31,066)	(30,465)
Cash flows from investing activities
Purchases of marketable securities	—	(9,913)
Proceeds from maturities of marketable securities	1	54,000
Purchases of property and equipment	(231)	(114)
Net cash (used in) provided by investing activities	(230)	43,973
Cash flows from financing activities
Payment of issuance costs related to private placement	(551)	—
Proceeds from the issuance of common stock from at-the-market sales agreement, net of issuance costs	—	278
Repurchases of shares for tax withholdings upon vesting of restricted stock unit awards	(55)	(182)
Net cash (used in) provided by financing activities	(606)	96
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(31,902)	13,604
Cash, cash equivalents and restricted cash equivalents, beginning of period	$84,362	$33,773
Cash, cash equivalents and restricted cash equivalents, end of period	$52,460	$47,377
Supplemental disclosure of non-cash activities
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$14
Financing costs associated with the sale of common stock included in accounts payable and accrued expenses	$—	$92

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Cash and cash equivalents	$50,047	$44,964
Restricted cash equivalents	2,413	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$52,460	$47,377

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

On May 8, 2025, the Company announced the wind-down of its clinical and manufacturing operations, which includes a plan to implement a reduction of the Company’s workforce, as the Company conducts a process to explore strategic alternatives to maximize shareholder value. Refer to Note 13, Subsequent Events, to these interim condensed consolidated financial statements for further discussion of this non-recognized subsequent event.

Risks and Uncertainties

The Company is subject to a number of risks common to development stage companies in the biotechnology industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, dependence on key personnel, protection of proprietary technology, reliance on third party organizations, uncertainty of obtaining regulatory approval for any product candidate that it may develop, development by competitors of technological innovations, compliance with government regulations, adverse macroeconomic conditions and the need to obtain additional financing. In addition, as the Company winds down its clinical and manufacturing operations and explores strategic alternatives, it is subject to additional risks, including, without limitation, risks of unforeseen delays or other challenges in winding down its operations, unintended consequences and unanticipated costs associated with the workforce reduction, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees and decreased morale among remaining employees, and the uncertainty of consummating a strategic transaction, any of which may result in further cost-saving initiatives in the future or the business ceasing to continue as a going concern.

The Company anticipates that it will continue to incur significant operating losses as it pursues strategic alternatives aimed at maximizing shareholder value.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $60.0 million of cash, cash equivalents and marketable securities and an accumulated deficit of $489.5 million. The Company has also announced that it is winding down its clinical and manufacturing operations and exploring strategic alternatives. The Company anticipates that it will continue to incur significant operating losses for the foreseeable future as it explores strategic alternatives. As a result, the Company’s continued operations are dependent on its ability to consummate a strategic transaction and/or raise additional funding. Based on its current capital resources, combined with the need to enter into a strategic transaction and/or raise additional funding and the uncertainty regarding consummating such a transaction and/or the availability of such additional funding, management has concluded that there is substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. Management's plans to alleviate the conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern include obtaining additional funding through equity or debt offerings and/or pursuant to collaboration or licensing arrangements. However, additional funding may not be available on terms acceptable to the Company or at all, and the Company may instead engage in, among other alternatives, a potential sale or licensing of its assets, an in-license arrangement, sale of the company, business combination, merger or other strategic transaction. There can be no assurance that the Company will be able to consummate any such strategic alternative on acceptable terms or at all.

If, for any reason, the Company utilizes its capital resources more quickly than anticipated or is unable to obtain additional funding on a timely basis and/or complete a strategic transaction, the Company may be required to further revise its business plan and strategy or cease operations. This may limit the strategic options available to the Company. As a result, the Company’s business, financial condition, and results of operations could be materially affected. The accompanying condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets and liabilities that may be necessary if the Company were unable to continue as a going concern.

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

The accompanying condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to GAAP or the rules and regulations of the SEC. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

During the three months ended March 31, 2025, there have been no changes to the Company’s significant accounting policies as described in the 2024 Annual Report.

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by remaining contractual maturity, are as follows:

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasuries	$9,965	$23	$—	$9,988
Total	$9,965	$23	$—	$9,988

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasuries	$4,981	$12	$—	$4,993
Maturing after one year through five years
U.S. Treasuries	4,974	10	—	4,984
Total	$9,955	$22	$—	$9,977

The Company did not have any individual securities in an unrealized loss position as of March 31, 2025 and December 31, 2024. Additionally, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods presented.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$49,813	$—	$—	$49,813
Marketable securities
U.S. Treasuries	—	9,988	—	9,988
Total marketable securities	—	9,988	—	9,988
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$52,226	$9,988	$—	$62,214

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$81,718	$—	$—	$81,718
Marketable securities
U.S. Treasuries	—	9,977	—	9,977
Total marketable securities	—	9,977	—	9,977
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Total	$84,131	$9,977	$—	$94,108

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair value of marketable securities was determined based on observable market inputs. There were no transfers between levels during the three months ended March 31, 2025.

Prepaid expenses, accounts payable and accrued expenses are stated at their respective historical carrying values, which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Laboratory equipment	$9,840	$9,625
Manufacturing equipment	7,082	7,082
Computer equipment	452	446
Furniture, fixtures and other	610	606
Construction in progress	36	36
Total	18,020	17,795
Less: Accumulated depreciation	(12,034)	(11,214)
Property and equipment, net	$5,986	$6,581

Depreciation expense for the three months ended March 31, 2025 and 2024 was $0.8 million and $0.9 million, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2025	2024
Employee-related expenses	$1,837	$5,852
Professional fees	629	1,461
Clinical expenses	4,450	3,835
Manufacturing expenses	849	516
Research and development expenses	656	872
Other	264	356
Total accrued liabilities	$8,685	$12,892

7. Stockholders' Equity

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

The Warrants have an exercise price of $0.838 per share and are immediately exercisable, subject to certain limitations on exercise set forth in the Warrants. The Warrants will terminate seven years from issuance on December 30, 2031.

The Company determined that the Warrants are freestanding instruments that do not meet the definition of a liability or derivative. The Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification. Accordingly, the Warrants are classified as equity and accounted for as a component of additional paid-in capital at the time issued. The Company also determined that the Warrants should be included in the determination of diluted net loss per share if their impact is dilutive. However, they are not included within diluted net loss per share for the period ended March 31, 2025 as the effect would be antidilutive.

As of March 31, 2025, none of the Warrants have been exercised.

8. Stock-Based Compensation

2023 Inducement Plan

As of March 31, 2025, the Company had 2,656,462 shares of its common stock available for future issuance under the 2023 Inducement Plan.

2021 Equity Incentive Plan

As of March 31, 2025, the Company had 4,877,228 shares of its common stock available for future issuance under its 2021 Equity Incentive Plan.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over the remaining three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of new options granted during the periods presented were as follows:

	Three Months Ended March 31,
	2025	2024
Expected term (in years)	6.0	6.0
Expected volatility	85.5%	90.8%
Risk-free interest rate	4.4%	4.0%
Dividend yield	—	—

During the three months ended March 31, 2025 and 2024, the Company granted new stock options to purchase 4,043,250 shares and 1,449,975 shares of its common stock, respectively, with a weighted-average grant-date fair value of $0.99 and $1.84 per share, respectively. As of March 31, 2025, total unrecognized compensation expense related to stock options was $11.6 million, which includes incremental compensation cost related to the Option Repricing as discussed below. This amount is expected to be recognized over a weighted-average period of 1.8 years based on management’s expectations as of the balance sheet date.

As of March 31, 2025, there were no shares that were both exercised and unvested.

Option Repricing

On February 3, 2025, the Company's board of directors approved a stock option repricing (the “Option Repricing”) whereby the exercise price of certain outstanding options to purchase shares of the Company’s common stock was reduced to $1.34 per share. The repricing applied to options to purchase shares of the Company’s common stock held by continuing employees as of February 3, 2025 that had an exercise price per share greater than $1.34; provided that holders of repriced options must remain in continuous service with the Company through February 3, 2026 or, if earlier, a change in control of the Company or 30 days prior to the applicable repriced option’s original expiration date (the “Retention Period”). If any such repriced option is exercised prior to the end of the Retention Period, the exercise price per share will be the original exercise price per share, and not the reduced exercise price. The total number of shares underlying all repriced options was approximately 6.76 million shares. The repriced options previously had exercise prices ranging from $1.36 to $44.96 per share.

Management determined that the Option Repricing represents a modification of share-based awards and calculated incremental compensation cost of approximately $1.9 million resulting from the modification. As the conditions of the modified terms were expected to be met as of the modification date and the balance sheet date, the Company determined it would recognize the incremental compensation cost associated with the modification ratably over the longer of the one-year Retention Period and the remaining service period of the original option.

Restricted Stock Units

During the three months ended March 31, 2025 and 2024, the Company granted 1,224,000 restricted stock units and 1,070,025 restricted stock units, respectively, with a weighted-average grant date fair value of $1.32 and $2.41 per share, respectively. As of

March 31, 2025, total unrecognized compensation expense related to restricted stock units was $4.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Employee Stock Purchase Plan

As of March 31, 2025, the Company had 2,988,537 shares of its common stock available for issuance under its Employee Stock Purchase Plan (“ESPP”).

The Company did not issue any shares of common stock under the ESPP during the three months ended March 31, 2025 and 2024.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Research and development	$1,042	$1,405
General and administrative	891	1,676
Total stock-based compensation expense	$1,933	$3,081

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

For further information regarding the Company’s Cambridgepark lease, refer to Note 9 to the consolidated financial statements included in the 2024 Annual Report.

The elements of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating lease cost	1,951	$1,951
Variable lease cost	711	530
Total lease cost	$2,662	$2,481

Amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	March 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$33,697	$35,007
Liabilities
Operating lease liabilities, current	$4,266	$4,215
Operating lease liabilities, non-current	26,516	27,615
Total lease liabilities	$30,782	$31,830
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.5	5.7
Weighted-average discount rate	8.2%	8.2%

The following table represents other lease activity:

	Three Months Ended March 31,
(in thousands)	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,688	$1,639

10. Significant Agreements

Since December 31, 2024, there have been no material changes to the key terms of the Company’s license agreements. For further information regarding the Company’s existing license agreements, refer to Note 10 to the consolidated financial statements included in the 2024 Annual Report.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Numerator:
Net loss attributable to common stockholders	$(32,486)	$(30,804)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	124,824,147	68,030,966
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.45)

The Company’s potentially dilutive securities were stock options, unvested restricted stock, restricted stock units, and warrants. Based on the amounts outstanding as of March 31, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of March 31,
	2025	2024
Options to purchase common stock	12,457,459	9,617,839
Unvested restricted stock	—	7,725
Restricted stock units	2,289,447	1,870,070
Warrants	69,839,075	—

12. Segments

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

The following table is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended March 31,
	2025	2024
Segment expenses:
Trem-cel(a)	$6,382	$4,861
VCAR33(a)	3,636	2,600
Other research and development(a)	2,995	3,117
Salaries and benefits	11,613	12,113
General corporate activities	5,169	5,299
Other segment items(b)	2,691	2,814
Segment expenses:	32,486	30,804
Segment net loss	(32,486)	(30,804)

(a) Includes only external research and development expenditures.

(b) Other segment items are primarily comprised of taxes, interest income on marketable securities and certain non-cash expenses such as stock-based compensation, depreciation expense, and non-cash lease expense.

The measure of segment assets is reported on the consolidated balance sheet as total assets. The CODM additionally reviews cash, cash equivalents and marketable securities when reviewing segment assets. As of March 31, 2025, the Company’s cash, cash equivalents and marketable securities were $60.0 million. The Company does not provide its CODM with any more detailed segment asset information than what is included on the Company’s consolidated balance sheets.

13. Subsequent Events

On May 5, 2025, the Company’s board of directors approved the wind down of the Company’s clinical and manufacturing operations as the Company conducts a process to explore strategic alternatives to maximize shareholder value. The Company publicly announced this plan on May 8, 2025.

In conjunction with this strategic process, the Company also announced a reduction of its workforce by 147 full-time employees, or approximately 95% of the Company’s then-current employee base. The reduction of workforce is expected to result in approximately $10.9 million in severance costs and such costs are primarily expected to be incurred in the second quarter of 2025. In addition, the Company expects to incur impairment charges, losses on disposals of assets, contract termination costs and other incremental expenses as a result of the strategic process and the amount of such charges and costs could be material to the Company’s results of operations and financial condition. The exact amounts and timing of recognition of such charges and costs is not yet known.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Risk Factors” in our 2024 Annual Report and in other reports we have filed or may file with the SEC, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

On May 8, 2025, we announced that we are winding down our clinical and manufacturing operations, including our ongoing clinical trials, and conducting a process to explore strategic alternatives to maximize shareholder value, including, among other alternatives, a potential sale or licensing of our assets, an in-license arrangement, sale of the company, business combination, merger or other strategic action. In conjunction with this strategic process, we also announced a reduction of our workforce by 147 full-time employees, or approximately 95% of our then-current employee base. The reduction of workforce is expected to result in approximately $10.9 million in severance costs and such costs are primarily expected to be incurred in the second quarter of 2025. We estimate we will incur additional costs related to our wind down activities, including but not limited to impairment charges, losses on disposals of assets, contract termination costs and other incremental expenses as a result of the strategic process. The amount of such charges and costs could be material to our results of operations and financial condition. The exact amounts and timing of recognition of such charges and costs is not yet known.

We have incurred significant operating losses since inception, including net losses of $32.5 million for the three months ended March 31, 2025 and $116.9 million for the year ended December 31, 2024. As of March 31, 2025, we had an accumulated deficit of $489.5 million.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $60.0 million. We do not expect that our cash, cash equivalents and marketable securities at March 31, 2025 will enable us to fund our operations beyond one year from the date that these condensed consolidated financial statements are issued.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, costs, and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates. There have been no material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report.

Financial Operations Overview

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for any product candidates that we may in-license as part of our strategic review process are successful and result in marketing approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such agreements.

Expenses

Research and Development Expenses

Research and development expenses consist primarily of external and internal expenses incurred in connection with our research and development activities, including our drug discovery efforts and the development of our product candidates. External expenses include:

•
research and development expenses incurred under agreements with clinical research organizations (“CROs”) and other scientific development services;
•
costs of consultants, including their fees and related travel expenses;
•
costs related to compliance with quality and regulatory requirements;
•
costs of laboratory supplies and acquiring and developing preclinical and clinical trial materials, including expenses associated with our clinical manufacturing organizations (“CMOs”); and
•
payments made under third party licensing agreements.

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

Research and development activities have been central to our business model, prior to our decision to wind down clinical and manufacturing operations in May 2025. We generally expect that our research and development expenses will decrease significantly as we wind down these operations. We may also incur other charges or cash expenditures due to events that may occur as a result of, or associated with, our wind down of clinical and manufacturing operations and review of strategic alternatives. The exact amounts of the charges and costs that we expect to incur, and the timing thereof, are currently unknown and such costs and charges could be material to our results of operation and financial condition.

The successful development of our product candidates or any product candidates that we may in-license as part of our strategic review in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, many of which are outside of our control, including the uncertainty of successfully completing clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA or any comparable foreign regulatory authority; the timing, receipt and terms of any regulatory approvals from applicable regulatory authorities; establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers; government regulation and regulatory guidance; obtaining, maintaining, defending and enforcing intellectual property rights; launching commercial sales of product candidates, if approved; and the availability of funding sufficient for foreseeable and unforeseeable operating expenses and capital expenditure requirements. Any changes in the outcome of any of these variables could mean a significant change in the costs and timing associated with the development of our product candidates.

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

We generally expect that our general and administrative expenses will decrease significantly as we wind down our clinical and manufacturing operations, including through the implementation of our workforce reduction in May 2025. However, we may also incur other charges or cash expenditures due to events that may occur as a result of, or associated with, our wind down of clinical and manufacturing operations and review of strategic alternatives. The exact amounts of the charges and costs that we expect to incur, and the timing thereof, are currently unknown and such costs and charges could be material to our results of operation and financial condition.

Other Income

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities held in financial institutions.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Operating expenses:
Research and development	$26,701	$24,322	$2,379
General and administrative	6,590	8,004	(1,414)
Total operating expenses	33,291	32,326	965
Loss from operations	(33,291)	(32,326)	(965)
Other income:
Interest income	805	1,522	(717)
Total other income	805	1,522	(717)
Net loss	$(32,486)	$(30,804)	$(1,682)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2025	2024	Change
External research expenses:
Trem-cel	$6,382	$4,861	$1,521
VCAR33	3,636	2,600	1,036
Other research and development	2,995	3,117	(122)
Internal research expenses:
Salaries and benefits (including stock-based compensation)	10,099	10,468	(369)
Manufacturing, facilities, and other research expenses	3,589	3,276	313
Total research and development expenses	$26,701	$24,322	$2,379

Research and development expenses were $26.7 million for the three months ended March 31, 2025, compared to $24.3 million for the three months ended March 31, 2024. The increase of $2.4 million was primarily due to an increase in clinical trial costs to support our trem-cel and VCAR33 programs as well as an increase in lab supplies and consumables.

General and Administrative Expenses

General and administrative expenses were $6.6 million for the three months ended March 31, 2025, compared to $8.0 million for the three months ended March 31, 2024. The decrease of $1.4 million was primarily due to a decrease in stock-based compensation expense and personnel costs.

Other Income

Other income decreased by $0.7 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease in other income was due to decreases in interest earned from our cash, cash equivalents, restricted cash equivalents and marketable securities as we held lower balances of cash, cash equivalents and marketable securities during the 2025 period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and have received aggregate net proceeds from financing transactions of approximately $517.1 million as of March 31, 2025.

On March 20, 2025, we filed a universal shelf registration statement (the “Shelf Registration Statement”), to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. As of March 31, 2025, $350.0 million remains available under this Shelf Registration Statement, including $119.7 million reserved for at-the market offerings discussed below.

However, as of the date of filing our Shelf Registration Statement, our public float was less than $75 million. As a result, we are subject to the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, which means we only have the capacity to sell shares up to one-third of our public float under shelf registration statements in any twelve-month period. We will remain constrained by the limitations of General Instruction I.B.6 to Form S-3 until such time as our public float exceeds $75 million, at which time the number of securities we may sell under a Form S-3 registration statement will no longer be constrained by the limitations of General Instruction I.B.6 to Form S-3.

At-the-Market Sales Agreement

In December 2022, we entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the "Stifel ATM Facility"). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million, subject to our filing a prospectus supplement to the base prospectus included in our Shelf Registration Statement covering the offer and sale of shares of our common stock pursuant to the Stifel ATM Facility and subject to the limitations of General Instruction I.B.6 of Form S-3. We will pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We did not sell any shares of our common stock under the Stifel ATM Facility during the three months ended March 31, 2025. As of March 31, 2025, $119.7 million remained available to be sold under the Stifel ATM Facility.

Cash Requirements

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $60.0 million. Depending on the outcome of our strategic review process, we may need to raise substantial additional capital to fund our future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us.

Based on our current business plan and current capital resources, management has concluded that there is substantial doubt regarding our ability to continue as a going concern for a period of 12 months from the date of issuance of the accompanying condensed consolidated financial statements. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments to the carrying amounts and classification of assets and liabilities that may be necessary if we were unable to continue as a going concern.

We expect our expenses to decrease substantially in connection with the wind down of our clinical and manufacturing operations. However, we may incur substantial additional expenses and other charges as we conduct our strategic alternatives review and evaluate and seek to consummate strategic transactions to maximize shareholder value.

If we are successful in consummating a strategic transaction that enables us to continue to develop our current or new product candidates, we will require substantial additional funding to expand our operations, hire additional personnel, initiate and successfully complete preclinical studies and clinical trials, obtain marketing approval and generate revenue from sales of our product candidates, if approved, and protect our intellectual property. We would expect to finance our operations through the public or private sale of our equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. Because of the uncertain outcome of our strategic review process and the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of our future expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

If, for any reason, we utilize our capital resources more quickly than anticipated or are unable to obtain additional funding on a timely basis and/or complete a strategic transaction, we may be required to further revise our business plan and strategy or cease operations. This may limit the strategic options available to us. As a result, our business, financial condition, and results of operations could be materially affected.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(31,066)	$(30,465)
Net cash (used in) provided by investing activities	(230)	43,973
Net cash (used in) provided by financing activities	(606)	96
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	$(31,902)	$13,604

Operating Activities

Net cash used in operating activities was $31.1 million for the three months ended March 31, 2025, reflecting a net loss of $32.5 million and net cash used of $2.6 million for operating assets and liabilities, which were partially offset by non-cash charges of $4.1 million. The non-cash charges primarily consisted of stock-based compensation expense of $1.9 million, non-cash lease expense of $1.3 million and depreciation expense of $0.8 million.

Net cash used in operating activities was $30.5 million for the three months ended March 31, 2024, reflecting a net loss of $30.8 million and net cash used of $4.1 million for operating assets and liabilities, which were partially offset by non-cash charges of $4.5 million. The non-cash charges primarily consisted of stock-based compensation expense of $3.1 million, non-cash lease expense of $1.2 million and depreciation expense of $0.9 million, partially offset by $0.8 million of non-cash interest earned on marketable securities.

The $0.6 million increase in net cash used in operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to an increase in research and development expenses and decrease in stock-based compensation, partially offset by differences in the timing of payments for costs incurred during each respective period.

Investing Activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2025, which consisted primarily of purchases of $0.2 million of property and equipment. Net cash provided by investing activities was $44.0 million for the three months ended March 31, 2024, which consisted of proceeds of $54.0 million from the maturity of marketable securities, partially offset by purchases of $9.9 million of marketable securities and $0.1 million of property and equipment.

Financing Activities

Net cash used in financing activities was $0.6 million for the three months ended March 31, 2025, which consisted of $0.5 million of issuance costs related to the December 2024 private placement and $0.1 million of taxes paid related to net share settlement of equity awards. Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2024, which consisted of proceeds from the issuance of common stock under the Stifel ATM Facility of $0.3 million, partially offset by $0.2 million of taxes paid related to net share settlement of equity awards.

Contractual Obligations and Other Commitments

Contractual obligations relate to future minimum lease payments for existing non-cancellable leases primarily relating to corporate office and laboratory real estate, with terms expiring through February 2030. During the three months ended March 31, 2025, there were no significant changes in contractual obligations and commitments from that described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Other Commitments” in our 2024 Annual Report.

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

As discussed within Note 13, Subsequent Events, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, on May 5, 2025, the Company’s board of directors approved the wind down of our clinical and manufacturing operations. As a result, our existing contractual obligations and commitments may be renegotiated, amended or altered as we wind down operations and explore strategic alternatives to maximize shareholder value. The estimated impact of such activities was described within our Current Report on Form 8-K filed on May 8, 2025.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. Except as set forth below, there have been no material changes to the risk factors disclosed in “Part I. Item 1A. Risk Factors” in our 2024 Annual Report.

If we fail to satisfy all applicable requirements of Nasdaq and it determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

To maintain the listing of our common stock on Nasdaq, we are required to meet certain listing requirements, including a minimum closing bid price of $1.00 per share. On April 22, 2025, we received notice from Nasdaq that we are no longer in compliance with Nasdaq’s Listing Rule 5450(a)(1) because the closing bid price of our common stock had fallen below $1.00 per share for 30 consecutive days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have an initial period of 180 calendar days, or until October 20, 2025 (the “Compliance Date”), to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date.

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

Our strategic review and workforce reduction may not achieve our intended outcomes.

In May 2025, we announced the initiation of a process to explore a range of strategic alternatives aimed at maximizing both near- and long-term shareholder value, which could include, among other alternatives, a potential sale or licensing of assets, a sale of the Company, a business combination, a merger or other strategic action. We expect to devote substantial time and resources to exploring strategic alternatives we believe may drive shareholder value. Despite devoting significant efforts to identify and evaluate potential strategic alternatives, there can be no assurance that this strategic review process will result in us pursuing any transaction or that any transaction, if pursued, will be completed on attractive terms or at all. We have not set a timetable for completion of this strategic review process, and our Board of Directors has not approved a definitive course of action beyond the wind-down of our clinical and manufacturing operations and the exploration of strategic alternatives. Additionally, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions will be pursued, successfully consummated or lead to increased shareholder value.

In connection with the strategic review, we also implemented certain actions to reduce operational and workforce expenses that are no longer deemed core to our ongoing operations in order to extend our capital resources, including the wind down of our clinical and manufacturing operations. We may experience unforeseen delays or other challenges in implementing these changes, which could adversely impact our timelines and operations and, ultimately, our ability to develop product candidates for potential commercialization. The workforce reduction may result in unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond the intended number of employees, decreased morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of the reduction in force. Furthermore, we may undertake further similar cost-saving initiatives in the future, which may include additional restructuring or workforce reductions. These types of cost-reduction activities can be complex and result in unintended consequences and costs, which could adversely impact our business. In addition, we estimate we will incur additional costs related to our wind down activities, including but not limited to impairment charges, losses on disposals of assets, contract termination costs and other incremental expenses as a result of the strategic process. The amount of such charges and costs could be material to our results of operations and financial condition. The exact amounts and timing of recognition of such charges and costs is not yet known.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

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

X
32.1†	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL.

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

VOR BIOPHARMA INC.

Date: May 14, 2025	By:	/s/ Robert Ang
Robert Ang President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Han Choi
Han Choi Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)