Form 10-Q
period 2025-06-30
Vor Biopharma Inc.
filed 2025-08-12
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-39979

VOR BIOPHARMA INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1591163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 380121 Cambridge, Massachusetts	02238
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 655-6580

100 Cambridgepark Drive, Suite 101

Cambridge, Massachusetts 02140

(Former name or former address, if changed since last report)

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

Number of shares of the registrant’s Common Stock outstanding as of August 6, 2025 was 126,683,111.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

•
the timing, progress and results of our clinical trials of our product candidate and preclinical and clinical trials for any future product candidates, including statements regarding the timing and pace of initiation, enrollment and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and plans with respect to our research and development programs;
•
the timing of any submission of filings for regulatory approval of, and our ability to obtain and maintain regulatory approvals for, our product candidate and any future product candidates for any indication;
•
our ability to identify patients with the diseases treated by our product candidate and any future product candidates, and to enroll patients in clinical trials;
•
our expectations regarding the market acceptance and opportunity for and clinical utility of our product candidate and any future product candidates, if approved for commercial use;
•
our expectations regarding the scope of any approved indication for any product candidate;
•
our ability to successfully commercialize our product candidate or any future product candidates;
•
our estimates of our expenses, ongoing losses, future revenue and capital requirements and our need for or ability to obtain additional funding;
•
our ability to establish or maintain collaborations or strategic relationships;
•
our ability to identify, recruit and retain key personnel, including executive officers and members of management;
•
our reliance upon intellectual property licensed from third parties and our ability to obtain such licenses on commercially reasonable terms or at all;
•
our ability to protect and enforce our intellectual property position for our product candidate or any future product candidates, and the scope of such protection;
•
our financial performance;
•
the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
•
our competitive position and the development of and projections relating to our competition or our industry;
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

Summary Risk Factors

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report. Our principal risks include the following:

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
•
We are substantially dependent on the success of our lead product candidate, telitacicept. If we are unable to complete development of, obtain approval for and commercialize telitacicept in a timely manner, our business will be harmed.
•
We may derive results and data for telitacicept from clinical trials conducted by RemeGen in China; our access to the clinical results and data may be limited and there is no assurance that the clinical data from any such trials will be accepted or considered by the FDA, or other comparable regulatory authorities.
•
We are dependent on third parties accurately generating and reporting data related to our product candidate, and their conduct could adversely affect our business.
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
•
If we experience significant delays or difficulties in the enrollment or retention of patients in clinical trials, the cost of developing product candidates could increase and our receipt of necessary regulatory approvals could be delayed or prevented.
•
We will contract with third parties for the manufacture and supply of materials for development of our product candidates and advancement of our current clinical trials, as well as our research programs and preclinical studies, and we expect to continue to do so for future clinical trials and for commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities and quality of such materials, product candidates or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•
We are highly dependent on intellectual property licensed from third parties and termination of these licenses could result in the loss of significant rights, which would harm our business.

•
Third-party claims of intellectual property infringement, misappropriation or other violations may prevent or delay our product discovery and development efforts and have a material adverse effect on our business.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$190,574	$81,949
Restricted cash equivalents	2,413	—
Marketable securities	9,991	9,977
Prepaid expenses	1,500	4,201
Other current assets	449	380
Total current assets	204,927	96,507
Restricted cash, less current portion	—	2,413
Property and equipment, net	—	6,581
Operating lease right-of-use assets	24	35,007
Other assets	420	2,383
Total assets	$205,371	$142,891
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$669	$1,505
Accrued liabilities	58,104	12,892
Operating lease liabilities	—	4,215
Total current liabilities	58,773	18,612
Long-term liabilities:
Operating lease liabilities—non-current	—	27,615
Warrant liabilities	1,652,298	—
Total liabilities	1,711,071	46,227
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 800,000,000 and 400,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 125,645,952 and 124,776,152 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	13	13
Additional paid-in capital	557,422	553,623
Accumulated other comprehensive income	14	22
Accumulated deficit	(2,063,149)	(456,994)
Total stockholders’ equity (deficit)	(1,505,700)	96,664
Total liabilities and stockholders’ equity (deficit)	$205,371	$142,891

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Operating expenses:
Research and development	$261,499	$21,823	$288,200	$46,145
General and administrative	12,785	7,212	19,375	15,216
Total operating expenses	$274,284	$29,035	$307,575	$61,361
Loss from operations	(274,284)	(29,035)	(307,575)	(61,361)
Other income (expense):
Interest income	537	1,196	1,342	2,718
Change in fair value of warrant liabilities	(1,299,922)	—	(1,299,922)	—
Total other (expense) income	(1,299,385)	1,196	(1,298,580)	2,718
Net loss	$(1,573,669)	$(27,839)	$(1,606,155)	$(58,643)
Net loss per share attributable to common stockholders, basic and diluted	$(12.56)	$(0.41)	$(12.84)	$(0.86)
Weighted-average common shares outstanding, basic and diluted	125,271,447	68,299,170	125,049,032	68,165,068

Other comprehensive income (loss):
Unrealized (loss) gain on available for sale marketable securities	(9)	17	(8)	7
Total other comprehensive (loss) income:	(9)	17	(8)	7
Comprehensive loss	$(1,573,678)	$(27,822)	$(1,606,163)	$(58,636)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of stockholders’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	income	Deficit	Equity (Deficit)
Balance at December 31, 2024	124,776,152	$13	$553,623	$22	$(456,994)	$96,664
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	75,395	—	(55)	—	—	(55)
Issuance costs for private placement	—	—	12	—	—	12
Stock-based compensation expense	—	—	1,933	—	—	1,933
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(32,486)	(32,486)
Balance at March 31, 2025	124,851,547	$13	$555,513	$23	$(489,480)	$66,069
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options, and issuance of common stock under ESPP	794,405	—	65	—	—	65
Stock-based compensation expense	—	—	1,844	—	—	1,844
Other comprehensive income	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(1,573,669)	(1,573,669)
Balance at June 30, 2025	125,645,952	$13	$557,422	$14	$(2,063,149)	$(1,505,700)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	loss	Deficit	Equity
Balance at December 31, 2023	67,891,311	$7	$490,874	$(77)	$(340,080)	$150,724
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	184,998	—	(169)	—	—	(169)
Issuance of common stock from at-the-market sales agreement	139,462	—	213	—	—	213
Stock-based compensation expense	—	—	3,081	—	—	3,081
Other comprehensive loss	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(30,804)	(30,804)
Balance at March 31, 2024	68,215,771	$7	$493,999	$(87)	$(370,884)	$123,035
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options, and issuance of common stock under ESPP	142,113	—	74	—	—	74
Stock-based compensation expense	—	—	2,793	—	—	2,793
Other comprehensive income	—	—	—	17	—	17
Net loss	—	—	—	—	(27,839)	(27,839)
Balance at June 30, 2024	68,357,884	$7	$496,866	$(70)	$(398,723)	$98,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(1,606,155)	$(58,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,862	1,812
Non-cash lease expense	5,480	2,483
Stock-based compensation	3,777	5,874
Change in fair value of warrant liabilities	1,299,922	—
Interest amortization on marketable securities	(22)	(1,126)
Loss on sale of property and equipment	3,303	—
Acquisition of in-process research and development	222,592	—
Changes in operating assets and liabilities:
Operating lease liabilities	(2,327)	(1,840)
Prepaid expenses and other current assets	2,632	(690)
Accounts payable, accrued liabilities and other current liabilities	(277)	(1,931)
Other assets	1,963	1,749
Net cash used in operating activities	(66,250)	(52,312)
Cash flows from investing activities
Purchases of marketable securities	—	(9,914)
Proceeds from maturities of marketable securities	—	107,000
Purchases of property and equipment	(383)	(123)
Proceeds from sales of property and equipment	799	—
Net cash provided by investing activities	416	96,963
Cash flows from financing activities
Payment of issuance costs related to private placement	(551)	—
Proceeds from the issuance of pre-funded warrants	175,000	—
Proceeds from the issuance of common stock from at-the-market sales agreement, net of issuance costs	—	186
Repurchases of shares for tax withholdings upon vesting of restricted stock unit awards	(87)	(233)
Proceeds from stock option exercises and the issuance of shares under ESPP	97	112
Net cash provided by financing activities	174,459	65
Net increase in cash, cash equivalents and restricted cash equivalents	108,625	44,716
Cash, cash equivalents and restricted cash equivalents, beginning of period	$84,362	$33,773
Cash, cash equivalents and restricted cash equivalents, end of period	$192,987	$78,489
Supplemental disclosure of non-cash activities
Financing costs associated with the sale of pre-funded warrants included in accounts payable and accrued expenses	$643	$—
Unpaid license payments included in accounts payable and accrued expenses	$45,000	$—

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Cash and cash equivalents	$190,574	$76,076
Restricted cash equivalents	2,413	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$192,987	$78,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business

Vor Biopharma Inc. (the “Company”) is a clinical-stage company advancing telitacicept, a novel, dual-target recombinant fusion protein that inhibits both BLyS (BAFF) and APRIL—two key cytokines involved in B cell survival and autoantibody production. This dual-target mechanism reduces autoreactive B cells and autoantibody production, key drivers of autoimmune pathology. The Company is headquartered in Massachusetts. The Company was incorporated on December 30, 2015.

Risks and Uncertainties

The Company is subject to a number of risks common to development stage companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials, dependence on key personnel, protection of proprietary technology, reliance on third party organizations, uncertainty of obtaining regulatory approval for any product candidate that it may develop, development by competitors of technological innovations, compliance with government regulations, adverse macroeconomic conditions and the need to obtain additional financing.

The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidate and any future product candidates. As a result, the Company’s continued operations are dependent on its ability to raise additional funding. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its clinical trials or be unable to expand its operations.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $200.6 million of cash, cash equivalents and marketable securities and an accumulated deficit of $2,063.1 million. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop, and if approved commercialize, its product candidate and any future product candidates. As a result, the Company’s continued operations are dependent on its ability to raise additional funding. In June 2025, the Company raised $174.4 million in net cash proceeds through the issuance of the 2025 PIPE Warrants (as defined below). Refer to Note 7 for additional information on the 2025 PIPE Warrants.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. As a result of the issuance of the 2025 Warrants and receipt of the associated net cash proceeds, the Company has alleviated the substantial doubt that previously existed and management believes, based on its current operating plans, the Company has sufficient liquidity to satisfy its obligations over the next twelve months from the date of issuance of these condensed consolidated financial statements.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies in developing the estimates and assumptions that are used in the preparation of the condensed consolidated financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: accrued expenses, stock-based compensation expense, the fair value of financial instruments including warrants, and research and development expenses.

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

Other than the policies listed below, there have been no material changes to the Company’s significant accounting policies as described in the 2024 Annual Report.

Warrants

The Company accounts for warrants to purchase its common stock based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the liability classification requirements pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the warrants are outstanding.

Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s condensed consolidated balance sheets and no further adjustments to their initial valuation will be subsequently made. Warrants that require separate accounting as liabilities are recorded on the Company’s condensed consolidated balance sheets at their fair value on the date of issuance and are revalued at each subsequent balance sheet date until such instruments are exercised or expired, or meet the criteria to become equity-classified, with any changes in the fair value between reporting periods recorded as a component of other income (expense) on the condensed consolidated statement of operations and comprehensive loss.

As of June 30, 2025, the Company has both equity-classified and liability-classified warrants outstanding.

Restructuring Costs

Employee severance costs are recorded based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going termination benefit arrangements, such as those arising from employment agreements, applicable regulations or past practices, in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits. Under ASC 712, liabilities for post-employment benefits are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC 420, Exit or Disposal Cost Obligations. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service over a period extending past the minimum notification period, in which case the benefits are expensed ratably over the future service period. Other associated costs are recognized in the period in which the liability is incurred. See Note 12 for additional information on the severance expense that the Company recognized for employees terminated in connection with the Restructuring Plan (as defined below).

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by remaining contractual maturity, are as follows:

	June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasuries	$9,977	$14	$—	$9,991
Total	$9,977	$14	$—	$9,991

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasuries	$4,981	$12	$—	$4,993
Maturing after one year through five years
U.S. Treasuries	4,974	10	—	4,984
Total	$9,955	$22	$—	$9,977

The Company did not have any individual securities in an unrealized loss position as of either June 30, 2025 or December 31, 2024. Additionally, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods presented.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$190,508	$—	$—	$190,508
Marketable securities
U.S. Treasuries	—	9,991	—	9,991
Restricted cash equivalents
Money market funds	2,413	—	—	2,413
Liabilities
Warrant liabilities	—	1,652,298	—	1,652,298

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$81,718	$—	$—	$81,718
Marketable securities
U.S. Treasuries	—	9,977	—	9,977
Restricted cash equivalents
Money market funds	2,413	—	—	2,413

The fair value of the Company’s cash equivalents and restricted cash equivalents is determined based on quoted market prices in active markets with no valuation adjustment. The fair value of marketable securities and warrant liabilities is determined based on observable market inputs. There were no transfers between levels during the six months ended June 30, 2025.

Prepaid expenses, accounts payable and accrued expenses are stated at their respective historical carrying values, which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Laboratory equipment	$—	$9,625
Manufacturing equipment	—	7,082
Computer equipment	—	446
Furniture, fixtures and other	—	606
Construction in progress	—	36
Total	—	17,795
Less: Accumulated depreciation	—	(11,214)
Property and equipment, net	$—	$6,581

Depreciation expense for the three and six months ended June 30, 2025 and 2024 was $2.1 million and $2.9 million, respectively, and for the three and six months ended June 30, 2024 was and $0.9 million and $1.8 million, respectively.

In connection with the Restructuring Plan, during the three and six months ended June 30, 2025, the Company recognized a $3.3 million loss on disposal of certain long-lived assets including equipment and leasehold improvements which was recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss. Additionally, the Company abandoned certain long-lived assets, resulting in the acceleration of depreciation expense in the amount of approximately $1.5 million during the three and six months ended June 30, 2025, of which approximately $1.2 million and $0.3 million was recorded as research and development expense and general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive loss.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2025	2024
Employee-related expenses, including Restructuring Liability (Note 12)	$11,136	$5,852
Professional fees	1,615	1,461
Clinical expenses	79	3,835
Manufacturing expenses	50	516
Research and development expenses	83	872
Accrued up-front license payment (Note 10)	45,000	—
Other	141	356
Total accrued liabilities	$58,104	$12,892

7. Stockholders' Equity and Warrants

2024 Private Placement

On December 27, 2024, the Company entered into a purchase agreement with certain institutional investors (collectively, the “2024 Purchasers”), pursuant to which the Company issued and sold to the 2024 Purchasers in a private placement an aggregate of (i) 55,871,260 shares of the Company's common stock and (ii) warrants to purchase up to 69,839,075 shares of the Company's common stock (the “2024 Warrants”) at the closing of the private placement on December 30, 2024. Net proceeds from the private placement were $52.7 million, after deducting placement fees and issuance costs payable by the Company.

The 2024 Warrants have an exercise price of $0.838 per share and are immediately exercisable, subject to certain limitations on exercise set forth in the 2024 Warrants. The 2024 Warrants will terminate seven years from issuance on December 30, 2031.

The Company determined that the 2024 Warrants are freestanding instruments that do not meet the definition of a liability or derivative. The 2024 Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification.

Accordingly, the 2024 Warrants are classified as equity and accounted for as a component of additional paid-in capital at the time issued.

2025 Private Placement

On June 25, 2025, the Company entered into a purchase agreement with certain institutional investors (collectively, the “2025 Purchasers”), pursuant to which the Company issued and sold to the 2025 Purchasers in a private placement warrants to purchase up to an aggregate of 700,000,000 shares of the Company's common stock (the “2025 PIPE Warrants”) at the closing on June 27, 2025. Net proceeds from the private placement were $174.4 million, after deducting issuance costs payable by the Company. In addition to the 2025 PIPE Warrants, on June 25, 2025 the Company issued a warrant to purchase up to 320,000,000 shares of the Company’s common stock as partial consideration for the Telitacicept License Agreement to a subsidiary of RemeGen (“RemeGen Warrants”). Refer to Note 10 for additional information on the license arrangement. The 2025 PIPE Warrants and RemeGen Warrants are collectively referred to as the 2025 Warrants.

The 2025 Warrants have an exercise price of $0.0001 per share and are exercisable upon stockholder approval of the issuance of the underlying shares and an amendment to the certificate of incorporation to increase the number of authorized shares, subject to certain limitations on exercise set forth in the 2025 Warrants. The 2025 Warrants do not expire.

Upon issuance, the 2025 Warrants were liability-classified as they are not considered indexed to the Company’s common stock. The 2025 Warrants are measured at fair value each period with changes in fair value presented within the condensed consolidated statements of operations and comprehensive loss. The initial carrying value of the 2025 PIPE Warrants and the RemeGen Warrants at issuance was $175.0 million and $177.4 million, respectively. Issuance costs related to the 2025 PIPE Warrants were expensed as incurred. As of June 30, 2025, the 2025 Warrants were outstanding with a fair value of $1,652.3 million, representing an increase of $1,299.9 million that was recognized as a change in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss. The valuation of the warrants is classified within Level 2 of the fair value hierarchy due to the use of observable market inputs, primarily the quoted price of the Company’s common stock underlying the warrants.

The Company also determined that both the 2024 Warrants and 2025 Warrants should be included in the determination of diluted net loss per share if their impact is dilutive. However, they are not included within diluted net loss per share for the period ended June 30, 2025 as the effect would be antidilutive. As of June 30, 2025, none of the 2024 Warrants or 2025 Warrants have been exercised.

8. Stock-Based Compensation

2023 Inducement Plan

As of June 30, 2025, the Company had 69,668,889 shares of its common stock available for future issuance under the 2023 Inducement Plan.

Amended and Restated 2021 Equity Incentive Plan

As of June 30, 2025, the Company had 6,027,849 shares of its common stock available for future issuance under its Amended and Restated 2021 Equity Incentive Plan.

Stock Options

The Company’s stock options generally vest ratably over a four-year period and have a contractual term of ten years. The weighted-average assumptions used principally in determining the fair value of new options granted during the periods presented were as follows:

	Six Months Ended June 30,
	2025	2024
Expected term (in years)	6.1	5.9
Expected volatility	98.9%	89.8%
Risk-free interest rate	3.9%	4.2%
Dividend yield	—	—

During the six months ended June 30, 2025 and 2024, the Company granted new stock options to purchase 87,549,888 shares and 1,722,725 shares of its common stock, respectively, with a weighted-average grant-date fair value of $0.73 and $1.74 per share, respectively. As of June 30, 2025, total unrecognized compensation expense related to stock options was $66.3 million, which is expected to be recognized over a weighted-average period of 2.1 years. The intrinsic value of stock options exercised during the six months ended June 30, 2025 was immaterial.

As of June 30, 2025, there were no shares that were both exercised and unvested.

Option Repricing

On February 3, 2025, the Company's board of directors approved a stock option repricing (the “Option Repricing”) whereby the exercise price of certain outstanding options to purchase shares of the Company’s common stock was reduced to $1.34 per share. The repricing applied to options to purchase shares of the Company’s common stock held by continuing employees as of February 3, 2025 that had an exercise price per share greater than $1.34; provided that holders of repriced options must remain in continuous service with the Company through February 3, 2026 or, if earlier, a change in control of the Company or 30 days prior to the applicable repriced option’s original expiration date (the “Retention Period”). If any such repriced option is exercised prior to the end of the Retention Period, the exercise price per share will be the original exercise price per share, and not the repriced exercise price. The total number of shares underlying all repriced options was approximately 6.76 million shares. The repriced options previously had exercise prices ranging from $1.36 to $44.96 per share.

Management determined that the Option Repricing represents a modification of share-based awards and calculated incremental compensation cost of approximately $1.9 million resulting from the modification. However, as the conditions of the modified terms are not expected to be met as of June 30, 2025, the Company reversed any previously recognized incremental compensation cost associated with the modification during the quarter ended June 30, 2025.

Restricted Stock Units

During the six months ended June 30, 2025 and 2024, the Company granted 1,224,000 restricted stock units and 1,119,149 restricted stock units, respectively, with a weighted-average grant date fair value of $1.33 and $2.38 per share, respectively. As of June 30, 2025, total unrecognized compensation expense related to restricted stock units was $2.9 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

As of June 30, 2025, the Company had 2,318,649 shares of its common stock available for issuance under its Employee Stock Purchase Plan (“ESPP”). During the six months ended June 30, 2025, the Company issued 669,888 shares with a weighted-average purchase price of $0.15 under the ESPP, which resulted in an immaterial amount of compensation expense. During the six months ended June 30, 2024, the Company issued 74,326 shares with a weighted-average purchase price of $1.48 under the ESPP, which resulted in an immaterial amount of compensation expense.

Equity Award Modification

In connection with the Restructuring Plan, the Company executed an equity award modification which accelerated the vesting of the former Chief Executive Officer’s restricted stock units and options as a part of his consulting and separation agreement. The modification additionally extended the period for which vested options can be exercised following the employee’s final day of employment. During the six months ended June 30, 2025, the Company recognized $0.5 million of stock-based compensation expense related to the equity award modification as general and administrative expense within the condensed consolidated statement of operations and comprehensive loss.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Research and development	$599	$1,272	$1,641	$2,677
General and administrative	1,245	1,521	2,136	3,197
Total stock-based compensation expense	$1,844	$2,793	$3,777	$5,874

9. Leases

Cambridgepark Lease Amendments

In December 2019, the Company entered into a lease agreement for office and laboratory space (the “Cambridgepark Lease”) in Cambridge, Massachusetts with PPF Off 100 Cambridge Park Drive, LLC (the “Landlord”). During 2021 and 2022, the Company entered into various lease amendments with the Landlord to obtain additional leased space (the “Lease Amendments”).

In connection with the Restructuring Plan, the Company entered into an early termination agreement with the Landlord on June 20, 2025, pursuant to which the parties agreed to terminate the lease, effective August 4, 2025. Per the terms of such agreement, the Company made a non-refundable termination fee in the amount of $8.5 million to the Landlord. The early termination was treated as a lease modification for accounting purposes. As a result of the modification, the Company remeasured the lease liability and recognized a corresponding adjustment to the right-of-use asset as of the date of the modification. Additionally, as of June 30, 2025, the space was determined to be abandoned, thus the Company has accelerated amortization of the right-of-use asset and de-recognized any remaining balances during the period.

In conjunction with the Cambridgepark Lease, the Company was required to execute an irrevocable standby letter of credit of $2.4 million for the benefit of the Landlord. As of June 30, 2025, the funds securing the letter of credit were presented as restricted cash equivalents on the condensed consolidated balance sheets. The funds were released to the Company in July 2025.

The elements of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$13,085	$1,951	$15,036	$3,902
Variable lease cost	774	679	1,485	1,209
Total lease cost	$13,859	$2,630	$16,521	$5,111

Amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	June 30, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$24	$35,007
Liabilities
Operating lease liabilities, current	$—	$4,215
Operating lease liabilities, non-current	—	27,615
Total lease liabilities	$—	$31,830
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	0.1	5.7
Weighted-average discount rate	7.0%	8.2%

The following table represents other lease activity:

	Six Months Ended June 30,
(in thousands)	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$11,884	$3,258

10. Significant Agreements

Telitacicept License Agreement

On June 25, 2025, the Company and RemeGen Co., Ltd. (“RemeGen”) entered into a license agreement (the “Telitacicept License Agreement”) granting the Company exclusive rights to develop and commercialize RemeGen’s proprietary fusion protein compound, telitacicept (the “Licensed Compound”), outside of the People’s Republic of China, Hong Kong, Macau and Taiwan (collectively, “Greater China”). RemeGen retains all rights to the Licensed Compound in Greater China. Under the License

Agreement, the Company received an exclusive (even as to RemeGen) license under RemeGen’s patents and know-how to exploit, develop and commercialize the Licensed Compound in all territories other than Greater China, with the right to grant sublicenses. The Company also received a non-exclusive license to manufacture the Licensed Compound and any resulting licensed products (“Licensed Products”) worldwide solely for use in the licensed territory. The Company is responsible for all development, regulatory and commercialization activities and costs in the licensed territory, including the conduct of clinical trials and regulatory submissions. The Telitacicept License Agreement established a joint steering committee (“JSC”) to oversee the ongoing development and commercialization of telitacicept. The JSC comprises an equal number of senior-level executives from each party; however, final decision-making authority as it relates to the development and commercialization of the Licensed Compound outside Greater China lies with the Company.

As consideration for the rights granted, the Company agreed to make an upfront cash payment in the amount of $45.0 million and issued the RemeGen Warrants to a subsidiary of RemeGen, which were initially valued at $177.4 million. Refer to Note 7 for details on the terms of the RemeGen Warrants. The $45.0 million cash payment due to RemeGen has been accrued for within accrued liabilities on the condensed consolidated balance sheets as of June 30, 2025. The Company incurred $0.2 million in transaction costs related to the Telitacicept License Agreement.

The Company accounted for the Telitacicept License Agreement as an asset acquisition as substantially all of the value received was concentrated in the Licensed Compound which does not have an alternate future use as it is not yet approved for commercial sale in the licensed territory. The Company recognized a $222.6 million charge to research and development expense on the condensed consolidated statement of operations and comprehensive loss at the time of the completion of the asset acquisition during the quarter ended June 30, 2025. The Company has elected to classify the $222.6 million charge as an operating cash outflow on the condensed consolidated statement of cash flows.

Pursuant to the terms of the Telitacicept License Agreement, RemeGen is eligible to receive up to $330 million in regulatory milestone payments and up to $3.775 billion in sales milestone payments. In addition, RemeGen is entitled to receive tiered royalties on net sales of the Licensed Products in the licensed territory, ranging from high single digit to mid-teen percentages of net sales, subject to customary reductions. If the Company enters into a sublicense or divests rights to the Licensed Products prior to a specified development event and other than in connection with a change of control, RemeGen is entitled to receive a single digit percentage of certain net proceeds from such transactions. The Telitacicept License Agreement also provides for technology transfer, mutual indemnification and confidentiality. As of June 30, 2025, no milestone or royalty payments have been accrued for as the consideration is not yet payable per the terms of the Agreement.

The Telitacicept License Agreement may be terminated, in its entirety or on a region-by-region basis, by either party for material breach (subject to cure periods and dispute resolution) or insolvency of the other party, by the Company for convenience with advance notice, or by RemeGen if the Company challenges the validity of licensed patents. Upon termination, all rights and licenses in the terminated region will revert to RemeGen, with a wind-down period for the Company to cease activities.

Since December 31, 2024, there have been no additional material changes to the key terms of the Company’s other license agreements. For further information regarding the Company’s other license agreements, refer to Note 10 to the consolidated financial statements included in the 2024 Annual Report.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(1,573,669)	$(27,839)	$(1,606,155)	$(58,643)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	125,271,447	68,299,170	125,049,032	68,165,068
Net loss per share attributable to common stockholders, basic and diluted	$(12.56)	$(0.41)	$(12.84)	$(0.86)

The Company’s potentially dilutive securities were stock options, unvested restricted stock, restricted stock units, and warrants. Based on the amounts outstanding as of June 30, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2025	2024
Options to purchase common stock	94,640,388	9,365,552
Unvested restricted stock	—	5,150
Restricted stock units	1,909,136	1,643,576
Warrants	1,089,839,075	—

12. Restructuring Plan

On May 5, 2025, the Company’s board of directors approved the wind down of the Company’s then clinical and manufacturing operations and the initiation of a process to explore strategic alternatives to maximize shareholder value (referred to as the “Restructuring Plan”). The Company publicly announced this plan on May 8, 2025.

In conjunction with the Restructuring Plan, the Company announced a reduction of its workforce by 154 full-time employees, or approximately 99% of the Company’s then-current employee base. Total severance and benefit costs incurred as of June 30, 2025 were $14.1 million. These costs were recognized in accordance with either ASC 712 or ASC 420, depending on the agreements with impacted employees. An additional $0.2 million of costs will be recognized in future periods through August 15, 2025, for certain costs which met the criteria for one-time termination benefits and require employees to provide future service.

As discussed in Notes 5 and 9, in connection with the Restructuring Plan, the Company sold certain long-lived assets as well as abandoned a right-of-use asset and other property and equipment. The disposals and abandonments resulted in a loss on disposal of $3.3 million, accelerated depreciation of $1.5 million, and accelerated amortization of right-of-use assets of $11.2 million, all of which were incurred during the three months ended June 30, 2025. Management concluded that the disposals do not meet the criteria for discontinued operations as they do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

Restructuring Costs

The Company incurred a total of $30.7 million of restructuring costs in the three and six months ended June 30, 2025. A summary of the restructuring costs recorded in the condensed consolidated statements of operations and comprehensive loss for both the three and six months ended June 30, 2025 is as follows:

	Three and Six Months Ended June 30, 2025
(in thousands)	Severance and Benefits Costs	Stock-based Compensation	Accelerated Depreciation on Long-lived Assets	Accelerated Amortization on Right-of-use Assets	Loss on Disposal of Long-lived Assets	Total Restructuring Cost Recorded
Research and development expense	$8,957	$—	$1,230	$10,159	$3,303	$20,346
General and administrative expense	5,188	549	284	1,064	—	10,388
Total restructuring costs	$14,145	$549	$1,514	$11,223	$3,303	$30,734

Restructuring Liability

The following table provides details of the severance and benefit costs with the remaining balance of the liability recorded in accrued liabilities on the condensed consolidated balance sheets as of June 30, 2025 (in millions):

(in thousands)	Restructuring Liability
Restructuring costs	$14,145
Cash payments	(2,631)
Liability included in accrued liabilities at June 30, 2025	$11,514

13. Segments

The Company operates and manages its business as one reportable and operating segment, centered around the commercial development of its product candidates. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”). On June 25, 2025, the Company appointed a new CEO who has taken over the role of CODM from the previous CEO.

The Company’s CODM reviews consolidated operating results, manages the business on a consolidated basis and utilizes consolidated net loss from the condensed consolidated statements of operations and comprehensive loss to make decisions about allocating resources and assessing performance for the entire Company. Consolidated net loss is also used to monitor budget to actual results. The CODM is additionally regularly provided with more detailed expense information at the program level. Through the date of issuance of these financial statements, the CODM has not been provided with any modified information other than what has been provided and reviewed historically by the previous CEO.

The following table is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment expenses:
Trem-cel(a)	$3,095	$3,619	$9,477	$8,480
VCAR33(a)	2,419	1,762	6,055	4,362
Other research and development(a)	225,144	3,177	228,139	6,294
Salaries and benefits	17,863	10,404	29,476	22,517
General corporate activities	16,694	4,947	21,863	10,246
Other segment items(b)	1,308,454	3,930	1,311,145	6,744
Segment expenses:	1,573,669	27,839	1,606,155	58,643
Segment net loss	$(1,573,669)	$(27,839)	$(1,606,155)	$(58,643)

(a) Includes only external research and development expenditures.

(b) Other segment items are primarily comprised of taxes, interest income on marketable securities and certain non-cash expenses such as change in fair value of warrant liabilities, stock-based compensation, depreciation expense, and non-cash lease expense.

The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM additionally reviews cash, cash equivalents and marketable securities when reviewing segment assets. As of June 30, 2025, the Company’s cash, cash equivalents and marketable securities were $200.6 million. The Company does not provide its CODM with any more detailed segment asset information than what is included on the Company’s condensed consolidated balance sheets.

14. Related Party Transactions

2025 Private Placement

As discussed in Note 7, on June 25, 2025, the Company entered into a purchase agreement with certain institutional investors pursuant to which the Company issued and sold warrants to purchase the Company's common stock. RA Capital Healthcare Fund, L.P. purchased warrants to purchase up to 200,000,000 shares of the Company's common stock for gross proceeds of $50.0 million. RA Capital Healthcare Fund, L.P. and its affiliates hold more than 5% of the Company’s common stock. Joshua Resnick, M.D., a member of the Company’s board of directors, is a managing director at RA Capital Management, an affiliate of RA Capital Healthcare Fund, L.P. The terms of the warrants are further described in Note 7 and none of the warrants have been exercised as of June 30, 2025.

15. Subsequent Events

On August 12, 2025, the Company entered into a lease agreement with 500 Boylston & 222 Berkeley Owner (DC) LLC, pursuant to which the Company agreed to lease approximately 8,391 square feet of office space in Boston, Massachusetts. The commencement date of the lease is the earlier of when the Company enters into possession of the premises or September 1, 2025 (the “Term Commencement Date”), and the lease will expire 72 full calendar months after the Term Commencement Date (the “Initial Term”), unless terminated earlier in accordance with the lease agreement. The Company expects to make an aggregate amount of base rental payments of $3.8 million during the Initial Term. The Company has the option to extend the term for one additional five-year period.

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

Overview

Vor Bio is a clinical-stage biopharmaceutical company focused on developing a novel therapy in the treatment of autoimmune diseases. In June 2025, we in-licensed telitacicept from RemeGen Co., Ltd. (“RemeGen”). Telitacicept is approved in China for the treatment of systemic lupus erythematosus (“SLE”), rheumatoid arthritis (“RA”), and generalized myasthenia gravis (“gMG”). A global Phase 3 clinical trial in gMG is currently underway across the United States, Europe, South America, and Asia including Japan to support potential approval in the United States, Europe, and Japan.

Telitacicept is a novel fusion protein for treating autoimmune diseases. It is constructed with the extracellular domain of the human transmembrane activator and calcium modulator and cyclophilin ligand interactor (“TACI”) receptor and the fragment crystallizable (“Fc”) domain of human immunoglobulin G (“IgG”). Telitacicept targets and acts on two cell signaling molecules critical for B lymphocyte development: B cell lymphocyte stimulator (“BLyS”), also known as B cell activating factor (“BAFF”), and a proliferation inducing ligand (“APRIL”), which allows it to effectively reduce B cell mediated autoimmune responses that are implicated in several autoimmune diseases.

Pursuant to our license agreement with RemeGen, we were granted an exclusive license to develop and commercialize telitacicept outside of the Greater China region, which includes mainland China, Hong Kong, Macau and Taiwan. RemeGen retains development and commercialization rights in Greater China. The terms of the license agreement are more fully described in our Current Report on Form 8-K filed with the SEC on June 26, 2025. A copy of the license agreement is filed herewith as Exhibit 10.9.

Our Clinical Development Programs & Pipeline

Our broader development plan includes exploring development of telitacicept in additional autoantibody-driven diseases where BAFF / APRIL signaling is a validated target, supported by prior clinical experience and mechanistic rationale.

Our Team

We are led by a seasoned management team with deep expertise in autoimmune disease drug development, commercialization, and corporate leadership.

•
Jean-Paul Kress, M.D., Chief Executive Officer (“CEO”) and Chairman of the Board, was appointed in June 2025. Dr. Kress most recently served as Chief Executive Officer of MorphoSys AG from September 2019 until August 2024 when it was acquired by Novartis. Dr. Kress currently serves the board of directors of Sanofi and previously served as chairman of the board of Erytech Pharma from June 2019 until June 2023. He served as President and Chief Executive Officer of Syntimmune Inc. from January 2018 until November 2018. Prior to joining Syntimmune, Dr. Kress served as Executive Vice President of International and Head of Global Therapeutic Operations at Biogen Inc from June 2017 to January 2018. He previously served as a member of the board of directors of Sarepta Therapeutics, Inc. from September 2015 to June 2017. From September 2015 to June 2017, Dr. Kress served as Senior Vice President, Head of North America at Sanofi Genzyme. From July 2011 to September 2015, Dr. Kress served as President and Chief Executive Officer of Sanofi Pasteur MSD, one of the leading European vaccine companies. Prior to then, Dr. Kress worked at Gilead, Abbvie and Eli Lilly in senior commercial and business development roles in the United States and in Europe. Dr. Kress holds an M.D. degree from Faculté Necker-Enfants Malades in Paris, and graduate and post-graduate degrees in pharmacology and immunology from École Normale Supérieure in Paris.
•
Sandy Mahatme, J.D., LL.M., Chief Financial Officer and Chief Business Officer, joined the Company in July 2025. Mr. Mahatme most recently served as President, Chief Operating Officer and Chief Financial Officer of National Resilience Inc., a technology focused biomanufacturing company dedicated to broadening access to complex medicines from July 2020 to June 2024. From November 2012 to July 2020, Mr. Mahatme served in various executive positions, including as Executive Vice President, Chief Financial Officer and Chief Business Officer of Sarepta Therapeutics, Inc., a publicly traded biopharmaceutical company. Prior to those roles, he worked at Celgene Corporation, where he served in various positions including Senior Vice President of Corporate Development, Senior Vice President of Finance, Corporate

Treasurer and Head of Tax. Mr. Mahatme served in senior roles in business development and corporate finance at Pfizer after starting his career at Ernst & Young LLP. Mr. Mahatme has served as a director of Idorsia Pharmaceuticals Ltd. since May 2020 and of CRISPR Therapeutics AG since May 2024. In addition, Mr. Mahatme previously served as a director on the boards of Aeglea Bio Therapeutics, Inc. from June 2015 to July 2022 and Flexion Therapeutics, Inc. from July 2014 to June 2021. Mr. Mahatme earned Master of Laws degrees from Cornell Law School and the New York University School of Law and is a member of the New York State Bar Association.
•
Qing Zuraw, M.D., M.P.H., M.B.A., Chief Development Officer, joined the Company in July 2025. Dr. Zuraw joins Vor Bio with over 25 years of experience leading complex global and U.S. clinical development programs across autoimmune, inflammatory, and immunologic diseases. Most recently, she served as Chief Development Officer and Head of Global Clinical Development for Autoimmune Diseases at RemeGen Co., Ltd. from December 2022 to July 2025, where she was one of the key leaders of the successful development and execution of clinical trials for telitacicept across three key indications—SLE, Sjögren’s syndrome, and myasthenia gravis (“MG”)—Dr. Zuraw has also previously held senior leadership roles at Janssen Research & Development from December 2018 to December 2022, Teva Pharmaceutical Industries Ltd. from August 2017 to December 2018, and Akebia Therapeutics, Inc. from June 2015 to July 2017, where she led global clinical development programs across rheumatology, nephrology, respiratory, and immunology. She played a key role in the U.S. FDA approval of Guselkumab for psoriatic arthritis and contributed to multiple NDA and BLA submissions across therapeutic areas. Dr. Zuraw earned her M.D. from Shandong University Cheeloo College of Medicine, M.P.H from Johns Hopkins University and M.B.A. from Drexel University.
•
Dallan Murray, M.B.A., Chief Commercial Officer, joined the Company in August 2025. Mr. Murray brings over 20 years of commercial leadership experience in the biopharmaceutical industry. Most recently, he worked at Sarepta Therapeutics Inc. from October 2013 to August 2025, serving in various roles including Senior Vice President and Chief Commercial Officer. Mr. Murray has also previously held multiple positions at Vertex Pharmaceuticals Inc. from April 2010 to October 2013, including Senior Director of HCV Marketing. Other roles included Director, Hepatitis Marketing Team at Gilead Sciences Inc. from March 2008 to April 2010, Associate Director at Biogen Inc. from December 2004 to March 2008, and multiple product roles at Janssen-Ortho Inc. from February 1999 to December 2004. Mr. Murray earned his M.B.A. from Queen’s University.

Our Strategy

Vor Bio is executing a focused strategy to become a leading global company in autoimmune therapeutics. Our strategic priorities include:

1.
Rapid Global Development of Telitacicept: We are advancing telitacicept through global Phase 3 trials, with the near-term goal of regulatory approval in the United States, the European Union and Japan for gMG. Our strategy leverages clinical de-risking from prior trials of telitacicept conducted in China by RemeGen.
2.
Pipeline Expansion: Telitacicept’s dual inhibition of BAFF/APRIL provides a platform to address a broad range of B cell-driven autoimmune diseases. We are evaluating opportunities to develop telitacicept in additional indications based on scientific rationale and unmet market need.
3.
Global Commercial Preparedness: With telitacicept already approved in China for SLE, RA and gMG and a registrational program underway in major global markets, we are building commercial capabilities and infrastructure to support potential launches.

Our Product Candidate

Telitacicept

Telitacicept is approved in China for the treatment of SLE, RA and gMG. A global Phase 3 clinical trial in gMG is currently underway across the United States, Europe, South America, and Asia including Japan to support potential approval in the United States, Europe, and Japan.

gMG is a rare, chronic autoimmune neuromuscular disorder characterized by fluctuating skeletal muscle weakness resulting from pathogenic autoantibodies, most frequently the targeting components of the neuromuscular junction. These autoantibodies, about 85% of which are acetylcholine receptor (“AChR”) and 5-8% of which are muscle-specific tyrosine kinase (“MuSK”), impair synaptic transmission, leading to a disabling and potentially life-threatening condition that requires long-term immunomodulation to control disease activity.

gMG has a prevalence of approximately 150 to 250 individuals per million worldwide, with a rising incidence among aging populations. In the United States, based on a 2021 claims analysis, the prevalence is thought to be comparable to Europe at approximately 370 individuals per million, and it is estimated that approximately 100,000 individuals have MG in the United States.

The treatment goals for gMG include achieving minimal symptoms while minimizing treatment side effects. Even with newer treatments, MG poses significant physical, psychological, and economic impacts despite available treatments, with potential for exacerbations, myasthenia crises which could be life threatening, and complications such as infections or autoimmune comorbidities. Drug therapy for gMG typically begins with acetylcholinesterase inhibitors (such as pyridostigmine). However, as acetylcholinesterase inhibitors may improve symptoms, they are often insufficient. Traditional immunosuppressive therapies, such as corticosteroids, azathioprine, and mycophenolate mofetil, remained first-line treatments for decades, despite their delayed onset of action, cumulative toxicity, and inconsistent disease control. Recent biologics have introduced targeted immune modulation with improved clinical outcomes. Currently there are two classes of biologics in clinical development that have already obtained approval: neonatal fragment crystallizable receptor (“FcRn”) antagonists and complement inhibitors.

FcRn antagonists enhance immunoglobulin G (“IgG”) catabolism and have demonstrated clinical benefit in AChR antibody positive patients. They are administered in cycles of four weeks or six weeks due to the deep reduction in IgG level, which increases the potential for severe infection. Complement inhibitors block terminal complement activation and have shown efficacy in reducing disease severity. However, complement inhibitors carry a black box warning on the label, which requires a Risk Evaluation and Mitigation Strategies (“REMS”) program requiring patients to be vaccinated to prevent serious brain infection prior to initiating the therapy. Most recently, a monoclonal antibody targeting CD19, depleting a broad range of B-cells, showed clinical benefit in Phase 3 clinical trials.

However, none of these agents directly modulates the cytokine environment that sustains autoreactive B cells and plasma cells. B cell maturation and plasma cell survival are critically regulated by two cytokines of the TNF ligand superfamily: BAFF and APRIL. Elevated circulating levels of BAFF and APRIL have been detected in autoimmune diseases, including gMG. In gMG specifically, BAFF has been shown to be elevated in both serum and thymic tissues of patients with active disease and correlates with higher anti-AChR antibody titers.

Telitacicept is a novel recombinant fusion protein. By binding to both BAFF and APRIL, telitacicept selectively inhibits B cell survival and plasma cell function. This dual-targeting approach has demonstrated clinical benefit in autoimmune conditions, including SLE, RA, IgA nephropathy, primary Sjögren’s syndrome (“pSS”), and gMG.

Phase 3 Clinical Trial in patients with gMG in China

Telitacicept was evaluated by RemeGen in a Phase 3 clinical trial in patients with gMG in China. The trial enrolled 114 patients and consisted of a double-blind treatment period (“Part A”) and an open-label treatment period (“Part B”). In Part A, patients were randomized 1:1 to receive either subcutaneous telitacicept 240 mg or placebo once a week for 24 doses. After completing Part A, patients were automatically entered into Part B, in which all patients receive weekly subcutaneous telitacicept 240 mg for 24 weeks.

The primary endpoint of the trial was change from baseline in the Myasthenia Gravis Activities of Daily Living (“MG-ADL”) score at week 24 of Part A. MG-ADL is an 8-item patient-reported scale that measures MG symptoms and functional status. Each item ranges from 0-3 for a total score range of 0-24. The MG-ADL scale quantifies the impact of MG symptoms on daily life quality, focusing on patients’ subjective experience and daily function. A secondary endpoint was change from baseline in the Quantitative Myasthenia Gravis (“QMG”) score, which is a 13-item scale used to quantify disease severity in MG, with total QMG scores ranging from 0-39. The QMG score assesses the strength and endurance of the whole body muscle group, focusing on objective measurement. There is a strong correlation between MG-ADL and QMG in evaluating treatment response, and the combination of MG-ADL and QMG can comprehensively reflect the disease severity.

The data from the results of the Phase 3 trial were presented at the 2025 American Academy of Neurology (“AAN”) meeting in April 2025 and in European Academy of Neurology in June 2025. The data at week 24 demonstrated:

•
The “MG-ADL score decreased by 5.74 points from baseline in the telitacicept group, compared to a decrease of 0.91 points in the placebo group (note: missing data imputed as non-response).
•
The QMG score decreased by 8.66 points from baseline in the telitacicept group, compared to a decrease of 2.27 points in the placebo group.
•
98.1% of patients in the telitacicept group demonstrated a ≥ 3-point improvement in MG-ADL score, compared to 12.0% in the placebo group.
•
87.0% of patients in the telitacicept group demonstrated a ≥ 5-point improvement in QMG score, compared to 16.0% in the placebo group.
•
The overall adverse event (“AE”) rate in the telitacicept group was comparable to that in the placebo group, indicating telitacicept was well-tolerated.

Global Phase 3 Clinical Trial in patients with gMG:

Telitacicept is currently being evaluated in a global Phase 3 clinical trial, for which we will assume responsibility from RemeGen in connection with the license agreement, for the treatment of gMG. The trial is currently recruiting in the United States, Canada, Europe, Australia and South America. The trial is a randomized, double-blind, placebo controlled trial with an open-label extension period. The primary endpoint is change from baseline in MG-ADL at week 24. Key secondary endpoints include change from baseline in QMG score, proportion of patients achieving MG-ADL score reduction of at least 2 points, QMG score reduction of at least 3 points at week 24 and change from baseline in MG Quality of Life (“MG-QOL15r”) scale at week 24. The MG-QoL15r is a 15-item patient-reported outcome measure designed to assess quality of life in patients with MG. Each item in the scale is scored on a 0-2 point scale, with the total score ranging from 0 to 30. Higher scores indicate a more severe impact of the disease on aspects of the patient's life. A decrease from baseline score indicates improvement.

In July 2024, the clinical trial enrolled the first patient in the United States.

Regulatory Overview

Telitacicept has received Orphan Drug Designation (“ODD”) from both the U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) for the treatment of gMG and is now the first in class, dual inhibitor of BAFF and APRIL biologic drug for gMG with ODD from both FDA and EMA.

In January 2024, the FDA cleared the Investigational New Drug (“IND”) application for the global multi-center Phase 3 clinical trial of telitacicept for the treatment of adult patients with pSS. In March 2024, telitacicept received Fast-Track Designation (“FTD”) from the FDA for the treatment of adult patients with pSS.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We plan to build focused capabilities in various regions worldwide (the United States, South America, Europe, Japan, the Middle East and North Africa) to commercialize our product candidate, if approved. We plan to focus our efforts in these regions because we believe the patient populations and medical specialists for the indications we are targeting are sufficiently concentrated to allow us to effectively promote our product candidate, if approved for commercial sale, with a targeted sales team.

Manufacturing

We plan to rely on third-party contract manufacturers for clinical manufacturing of required raw materials, manufacturing devices, active pharmaceutical ingredients and finished product for our research and clinical manufacturing. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationship for the manufacture of material for clinical trials beyond Phase 3 or commercial supplies. We intend to enter into agreements with third-party contract manufacturers and one or more backup manufacturers for future production. We continue to analyze the feasibility of building additional manufacturing capabilities for future development and commercial quantities of any products that we develop. Such products will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory authorities of other jurisdictions in which we are seeking approval.

Competition

The autoimmune field is a competitive landscape involving multiple monoclonal antibodies, other biologics, chimeric antigen receptor (CAR) T cells and small molecules either already marketed or in development by many different companies including, but not limited to Alexion, Amgen, Argenx, Dianthus, Johnson & Johnson, and UCB.

Intellectual Property

The patent portfolio licensed from RemeGen includes a first patent family directed to the telitacicept composition of matter, with a granted patent in each of the United States, China, Europe, Japan, Korea, Russia, Brazil, and India. The patents granted in this family outside of China are expected to expire in 2028, absent any applicable patent term extensions.

Three additional families licensed from RemeGen are directed to formulations of telitacicept. A first family covering aqueous liquid formulations includes applications pending in the United States, Canada, Brazil, India, Singapore, Korea, and Hong Kong with granted patents in each of Australia, Russia, China, Japan, and Europe. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2040, absent any applicable patent term extensions.

A second family covering liquid preparations includes applications pending in the United States, China, Russia, Australia, Europe, India, Brazil, Japan, China, Indonesia, Mexico, Korea, Israel, and Singapore, with a granted patent in Taiwan. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2043, absent any applicable patent term extensions. A third family covering protected liquid formulations of telitacicept includes a pending PCT international application and a pending application in Taiwan. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2044, absent any applicable patent term extensions.

Ten additional families licensed from RemeGen are directed to methods and uses of telitacicept for the treatment of specific conditions. A first family covering the treatment of systemic lupus erythematosus includes applications filed in the United States, Australia, Canada, Korea, and Singapore, with granted patents in Russia and Australia. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2039, absent any applicable patent term extensions.

A second family covering the treatment of IgA nephropathy includes applications filed in the United States, Russia, Australia, Canada, Brazil, Europe, Korea, Singapore, Hong Kong, and Taiwan, with a granted patent in Japan. A third family covering the treatment of Sjogren's syndrome includes applications filed in the United States, Australia, Canada, Brazil, Europe, Korea, Japan, Singapore, Hong Kong, and Taiwan, with a granted patent in Russia. Any patents that grant from applications claiming priority to these patent families would be expected to expire in 2042, absent any applicable patent term extensions.

A fourth family covering the treatment of myasthenia gravis includes applications filed in the United States, Canada, Australia, Russia, Europe, Brazil, Japan, China, Singapore, Korea, Indonesia, Mexico, Israel, and Hong Kong, with a granted patent in Taiwan. A fifth family covering the treatment of membranous nephropathy includes application filed in the United States, Taiwan, China, Europe, and Japan. Any patents that grant from applications claiming priority to these patent families would be expected to expire in 2043, absent any applicable patent term extensions.

Five additional families covering the treatment of IgG4-related disease, anca-associated vasculitis, antibody-mediated rejection, autoimmune encephalitis, and antiphospholipid syndrome each include pending PCT international applications and applications in Taiwan. Any patents that grant from applications claiming priority to these patent families would be expected to expire between 2043 and 2045, absent any applicable patent term extensions.

Government Regulation

Government authorities in the United States at the federal, state and local level and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as our investigational medicines and any future investigational medicines. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

Regulatory Approval in the United States

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug and Cosmetic Act (“FDCA”), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post- approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Biological products used for the prevention, treatment or cure of a disease or condition of a human being are subject to regulation under the FDCA, except that they are approved, or licensed, for marketing under provisions of the Public Health Service Act (“PHSA”) via a BLA. The application process and requirements for approval of BLAs for reference biological products are similar to those for New Drug Applications for new chemical entities. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as clinical hold, FDA refusal to approve pending BLAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Our investigational medicines and any future investigational medicines must be approved by the FDA pursuant to a BLA before they may be legally marketed in the United States. The process generally involves the following:

•
completion of extensive preclinical laboratory and animal studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practices (“GLP”) requirements;
•
submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may begin;
•
approval of the protocol and related documents by an institutional review board (“IRB”) or independent ethics committee at each clinical trial site before each clinical trial may be commenced;
•
performance of adequate and well controlled human clinical trials in accordance with applicable IND regulations, GCP requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;

•
preparation of and submission to the FDA of a BLA for marketing approval that includes sufficient evidence of establishing the safety, purity, and potency of the proposed biological product for its intended indication, including from results of nonclinical testing and clinical trials;
•
payment of any user fees for FDA review of the BLA;
•
a determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the biologic, or components thereof, will be produced to assess compliance with current cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;
•
satisfactory completion of any potential FDA audits of the clinical trial sites that generated the data in support of the BLA to assure compliance with GCPs and integrity of the clinical data;
•
potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA;
•
FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee; and
•
compliance with any post-approval requirements, including a REMS, where applicable, and post- approval studies required by the FDA as a condition of approval.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, or at all.

Preclinical studies

Before testing any biological product candidates in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies.

Prior to beginning the first clinical trial with a product candidate in the United States, an IND must be submitted to the FDA and the FDA must allow the IND to proceed. An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA allowance that such investigational product may be administered to humans in connection with such trial. Such authorization must be secured prior to interstate shipment and administration. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. An IND sponsor must also submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. Some long-term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCPs, an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors; as well as (iii) under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated in the trial. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.

Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee (“DSMB”). This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study.

There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about certain clinical trials, including clinical trial results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, clinical trial sites and investigators and other aspects of the clinical trial is then made public as part of the registration. Disclosure of the results of these clinical trials can be delayed in certain circumstances for up to two years after the date of completion of the trial.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the clinical trial was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials are generally conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3:

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacokinetics, pharmacologic action, side effect tolerability, safety of the product candidate, and, if possible, early evidence of effectiveness.
•
Phase 2 clinical trials generally involve studies in disease-affected patients to evaluate proof of concept and/or determine the dosing regimen(s) for subsequent investigations. At the same time, safety and further pharmacokinetic and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling. In most cases, the FDA requires two adequate and well-controlled Phase 3 clinical trials to demonstrate the efficacy of the biologic.

These Phases may overlap or be combined. For example, a Phase 1/2 clinical trial may contain both a dose-escalation stage and a dose-expansion stage, the latter of which may confirm tolerability at the recommended dose for expansion in future clinical trials.

A single Phase 3 or Phase 2 trial with other confirmatory evidence may be sufficient in rare instances to provide substantial evidence of effectiveness (generally subject to the requirement of additional post-approval studies).

In some cases, FDA may require, or firms may voluntarily pursue, post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

Phase 1, Phase 2, Phase 3 and other types of clinical trials may not be completed successfully within any specified period, if at all. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including non-compliance with regulatory requirements or a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients.

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality, potency and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the investigational medicines do not undergo unacceptable deterioration over their shelf life.

FDA review processes

Following completion of the clinical trials, the results of preclinical studies and clinical trials are submitted to the FDA as part of a BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States.

The cost of preparing and submitting a BLA is substantial. Under the Prescription Drug User Fee Act (“PDUFA”), each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication. The applicant under an approved BLA is also subject to an annual program fee.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the FDA accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review to determine if it is substantially complete before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, for its intended use, and whether the product is being manufactured in accordance with cGMP to ensure its continued safety, purity and potency.

Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of a BLA and respond to the applicant, and six months from the filing date of a BLA designated for priority review. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process can be extended by FDA requests for additional information or clarification.

Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements and to ensure they can supply the market demand once approved. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

The FDA also may audit data from clinical trials to ensure compliance with GCP requirements and the integrity of the data supporting safety and efficacy. Additionally, the FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it generally follows such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process.

After the FDA evaluates a BLA, it will issue either an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter generally outlines the deficiencies in the BLA and may require additional clinical data, additional pivotal clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing in order for FDA to reconsider the application. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. The FDA has committed to reviewing such resubmissions in two or six months, depending on the type of information included. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, including to subpopulations of patients, which could restrict the commercial value of the product. Furthermore, as a condition of BLA approval, the FDA may require a REMS to help ensure that the benefits of the biologic outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals and elements to assure a product’s safe use (“ETASU”). An ETASU can include, but is not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

Orphan drug designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States but for which there is no reasonable expectation that the cost of developing and making the product for this type of disease or condition will be recovered from sales of the product in the United States.

Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation on its own does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Orphan drug exclusivity may be lost if the FDA later determines that the request for designation was materially defective. Further, competitors may receive approval of either a different product for the same indication or the same product for a different indication. In the latter case, because healthcare professionals are free to prescribe products for off-label uses, the competitor’s product could be used for the orphan indication despite another product’s orphan exclusivity.

Expedited development and review programs

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition.

Fast track designation may be granted for products that are intended to treat a serious or life-threatening disease or condition for which there is no effective treatment and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor of a new biologic candidate can request the FDA to designate the candidate for a specific indication for fast track status concurrent with, or after, the submission of the IND for the candidate. The FDA must determine if the biologic candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s BLA before the application is complete. This “rolling review” is available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval.

Breakthrough therapy designation may be granted for products that are intended, alone or in combination with one or more other products, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. Under the breakthrough therapy program, the sponsor of a new biologic candidate may request that the FDA designate the candidate for a specific indication as a breakthrough therapy concurrent with, or after, the submission of the IND for the biologic candidate. The FDA must determine if the biological product qualifies for breakthrough therapy designation within 60 days of receipt of the sponsor’s request. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process, providing timely advice to the product sponsor regarding development and approval, involving more senior staff in the review process, assigning a cross-disciplinary project lead for the review team and taking other steps to design the clinical trials in an efficient manner.

Priority review may be granted for products that are intended to treat a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application designated for priority review in an effort to facilitate the review. Under priority review, the FDA’s goal is to review an application in six months once it is filed, compared to ten months for a standard review. Priority review designation does not change the standard for approval or the quality of evidence necessary to support approval.

Accelerated approval may be granted for products that are intended to treat a serious or life-threatening condition and that generally provide a meaningful therapeutic advantage to patients over existing treatments. A product eligible for accelerated approval may be approved on the basis of either a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. The accelerated approval pathway is most often used in settings in which the course of a disease is long, and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Use of the accelerated approval pathway entails submission of a BLA with the surrogate or intermediate clinical endpoint data while continuing to conduct the trial(s) to completion and is contingent on a sponsor’s agreement to complete and/or conduct additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. These confirmatory trials must be completed with due diligence and, in some cases, the FDA may require that the trial be designed, initiated and/or fully enrolled prior to approval. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, fast track designation, breakthrough therapy designation, priority review and accelerated approval do not change the standards for approval, but may expedite the development or approval process.

Additional controls for biologics

To help reduce the increased risk of the introduction of adventitious agents, the PHSA emphasizes the importance of manufacturing controls for products whose attributes cannot be precisely defined. The PHSA also provides authority to the FDA to immediately suspend licenses in situations where there exists a danger to public health, to prepare or procure products in the event of shortages and critical public health needs, and to authorize the creation and enforcement of regulations to prevent the introduction or spread of communicable diseases in the United States and between states.

After a BLA is approved, the product may also be subject to official lot release as a condition of approval. As part of the manufacturing process, the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release by the FDA, the manufacturer submits samples of each lot of product to the FDA together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products, such as viral vaccines, before releasing the lots for distribution by the manufacturer. In addition, the FDA conducts laboratory research related to the regulatory standards on the safety, purity, potency and effectiveness of biological products. As with drugs, after approval of biologics, manufacturers must address any safety issues that arise, are subject to recalls or a halt in manufacturing, and are subject to periodic inspection after approval.

Post-approval requirements

Once a BLA is approved, a product may be subject to certain post-approval requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. Biologics may be marketed only for the approved indications and in a manner consistent with the provisions of the approved labeling. Although physicians may prescribe products for off-label uses as the FDA and other regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, they do restrict promotional communications from companies or their sales force with respect to off-label uses of products for which marketing clearance has not been issued. Companies may only share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling.

Adverse event reporting and submission of periodic safety summary reports is required following FDA approval of a BLA. The FDA also may require post-marketing testing, known as Phase 4 testing, REMS, and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product. In addition, quality control, biological product manufacture, packaging and labeling procedures must continue to conform to cGMPs after approval. Biologic manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects a biologic product’s manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality-control to maintain compliance with cGMPs. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with required regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, suspension of the approval, complete withdrawal of the product from the market or product recalls;
•
fines, warning or other enforcement-related letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve pending BLAs or supplements to approved BLAs, or suspension or revocation of product license approvals;
•
product seizure or detention, or refusal to permit the import or export of products; or
•
injunctions or the imposition of civil or criminal penalties.

U.S. marketing exclusivity

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated approval pathway for biological products shown to be biosimilar to, or interchangeable with, an FDA-licensed reference biological product. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch.

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the United States. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency.

Regulatory approval in the European Union

The EMA is a decentralized scientific agency of the European Union (“EU”). It coordinates the evaluation and monitoring of centrally authorized medicinal products. It is responsible for the scientific evaluation of applications for EU marketing authorizations, as well as the development of technical guidance and the provision of scientific advice to sponsors. The EMA decentralizes its scientific assessment of medicines by working through a network of about 4,500 experts throughout the European Union, nominated by the Member States. The EMA draws on resources of over 40 national competent authorities of European Union Member States.

The process regarding approval of medicinal products in the European Union follows roughly the same lines as in the United States and likewise generally involves satisfactorily completing each of the following:

•
preclinical laboratory tests, animal studies and formulation studies all performed in accordance with the applicable EU Good Laboratory Practice regulations;
•
submission of a single clinical trial application (“CTA”) through the Clinical Trials Information System (“CTIS”) to the relevant national authorities of EU Member States in which a clinical trial is planned to be conducted, which must be approved by such national authorities and the subject of a positive opinion from at least one independent ethics committee before the trial may begin in each country where the clinical trial is planned;
•
performance of adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication;
•
submission to the relevant competent authorities of a marketing authorization application (“MAA”) which includes the data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product in clinical development and proposed labelling;

•
satisfactory completion of an inspection by the relevant competent national authorities of EU Member States of the manufacturing facility or facilities, including those of third parties, at which the product is produced to assess compliance with strictly enforced cGMP;
•
potential audits of the non-clinical and clinical trial sites that generated the data in support of the MAA; and
•
review and approval by the relevant competent authority of the MAA before any commercial marketing, sale or shipment of the product.

Preclinical studies

Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as studies to evaluate toxicity in animal studies, in order to assess the quality and potential safety and efficacy of the product. The conduct of the preclinical tests and formulation of the compounds for testing must comply with the relevant international, EU and national legislation, regulations and guidelines. The results of the preclinical tests, together with relevant manufacturing information and analytical data, are submitted as part of the CTA.

Clinical trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No. 536/2014 (“CTR”), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 (“CTD”).

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the "EU portal", the CTIS; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

The CTR foresaw a three-year transition period that ended on January 31, 2025. Since this date, all new or ongoing trials are subject to the provisions of the CTR.

Review and approval

In the EU, medicinal products can only be commercialized after a related marketing authorization (“MA”) has been granted. To obtain an MA for a product in the EU, an applicant must submit a Marketing Authorization Application (“MAA”), either under a centralized procedure administered by the EMA, or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the EU.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the European Economic Area (“EEA”), which is comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway. Pursuant to Regulation (“EC”) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”), and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized authorization procedure, the EMA’s Committee for Medicinal Products for Human Use (“CHMP”) conducts the initial assessment of a product. The CHMP is composed of experts nominated by each member state’s national drug authority, with one of them appointed to act as Rapporteur for the co-ordination of the evaluation with the possible assistance of a further member of the CHMP acting as a Co-Rapporteur. After approval, the Rapporteur(s) continue to monitor the product throughout its life cycle. The CHMP is required to issue an opinion within 210 days of receipt of a valid application, though the clock is stopped if it is necessary to ask the applicant for clarification or further supporting data. Clock stops may extend the timeframe of evaluation of a marketing authorization application considerably beyond 210 days. The process is complex and involves extensive consultation with the regulatory authorities of Member States and a number of experts. Once the procedure is completed, a European

Public Assessment Report is produced. If the CHMP concludes that the quality, safety and efficacy of the medicinal product is sufficiently proven, it adopts a positive opinion. The CHMP’s opinion is sent to the European Commission, which uses the opinion as the basis for its decision whether or not to grant a marketing authorization. The European Commission’s decision is issued within 67 days of receipt of the CHMP’s recommendation. If the opinion is negative, information is given as to the grounds on which this conclusion was reached.

After a drug has been authorized and launched, it is a condition of maintaining the marketing authorization that all aspects relating to its quality, safety and efficacy must be kept under review. Sanctions may be imposed for failure to adhere to the conditions of the marketing authorization. In extreme cases, the authorization may be revoked, resulting in withdrawal of the product from sale.

Validity of marketing authorizations

A marketing authorization has, in principle, an initial validity of five years. The market authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State in which the original MA was granted. To support the application, the market authorization holder must provide the EMA or the competent authority with a consolidated version of the Common Technical Document providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the marketing authorization was granted, at least nine months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal period for the marketing authorization. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (for a centralized procedure marketing authorization) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Manufacturing regulation in the EU

In addition to a marketing authorization, various other requirements apply to the manufacturing and placing on the EU market of medicinal products. The manufacturing of medicinal products in the EU requires a manufacturing authorization and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance, including EU cGMP standards. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of EU Member States. Marketing authorization holders and/or manufacturing and import authorization, or marketing authorization holders and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

Data and market exclusivity

The EU provides opportunities for data and market exclusivity related to marketing authorizations. Upon receiving a marketing authorization, innovative medicinal products are generally entitled to receive eight years of data exclusivity and 10 years of market exclusivity. Data exclusivity, if granted, prevents regulatory authorities in the EU from referencing the innovator’s data to assess a generic application or biosimilar application for eight years from the date of authorization of the innovative product, after which a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial marketing authorization of the reference product in the EU. The overall ten-year period may, occasionally, be extended for a further year to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical/biological entity, and products may not qualify for data exclusivity.

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product.

Orphan drug designation

In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects not more than five in 10,000 persons in the European Union when the application is made, or, (b) the product without the benefits derived from orphan status, would not generate sufficient return in the European Union to justify the necessary investment in its development; and (iii) there exists no satisfactory authorized method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or even, if such method exists, the product will be of significant benefit to those affected by that condition.

Regulation (EC) No. 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for designation as an orphan product can be made any time prior to the submission of an MAA. A marketing authorization for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon a grant of marketing authorization, orphan medicinal products are entitled to a 10-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product designation, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10-year period if (i) the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Post-authorization requirements

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MAAs must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk- minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. General requirements for advertising and promotion of medicinal products, such as direct-to-consumer advertising of prescription medicinal products are established in EU law. However, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (SmPC), which may require approval by the competent national authorities in connection with an MA. The SmPC is the document that provides information to physicians and other health care professionals concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU.

European data collection and processing

The collection, receipt, storage, generation, transfer, access, protection, securing, disposal, transmittal, sharing, use, disclosure and other processing (commonly referred to as processing) of health-related and other personal data about clinical trials participants and other individuals in Europe is governed by the European Union’s General Data Protection Regulation (“EU GDPR”). The EU GDPR requires companies to, among other things, give detailed disclosures about how they are processing personal data; ensure any consents relied on to process personal data (including special categories of personal data, such as health information) meet the strict

EU GDPR requirements; contractually impose data protection measures on vendors entrusted with personal data; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; honor individuals’ data protection rights, including their rights to access, correct and delete their personal data; and refrain from transferring personal data from Europe to most other countries unless specific safeguards can be implemented. Companies that violate the EU GDPR can face private litigation, prohibitions on data processing and heavy fines. Complying with the EU GDPR may be costly and require us to limit our activities in Europe. If our efforts to comply are not successful, we may face litigation, reputational harm, significant penalties and other liabilities.

Marketing

Much like the Anti-Kickback Statute prohibition in the United States, as described below, the provision of benefits or advantages to physicians and other health care professionals to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. Interactions between pharmaceutical companies and health care professionals are governed by strict laws, such as national anti-bribery laws of European countries, national sunshine rules, regulations, industry self-regulation codes of conduct and physicians’ codes of professional conduct. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment. Infringement of related laws could result in substantial fines and imprisonment.

Payments made to physicians and other health care professionals in certain European Union Member States must be publicly disclosed. Moreover, agreements with health care professionals may require prior notification or approval by the health care professional’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

International regulation

In addition to regulations in the United States and Europe, a variety of foreign regulations govern clinical trials, commercial sales and distribution of product candidates. The approval process varies from country to country and the time to approval may be longer or shorter than that required for FDA or European Commission approval.

Other healthcare laws and regulations and legislative reform

Healthcare providers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our operations, including any arrangements with healthcare providers, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws that may affect the business or financial arrangements and relationships through which we conduct research and would market, sell and distribute our products. The healthcare laws that may affect our ability to operate include, but are not limited to:

•
The federal Anti-Kickback Statute, which prohibits any person or entity from, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, Affordable Care Act), to a stricter standard such that a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Further, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
•
Federal civil and criminal false claims laws, such as the False Claims Act, which can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false, fictitious or fraudulent claims for payment of federal funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. For example, pharmaceutical companies have been prosecuted under the False Claims Act in connection with their alleged off-label promotion of drugs, purportedly concealing price concessions in the pricing information submitted to the government for government price reporting purposes, and allegedly providing free product to customers with the expectation that the customers would bill federal healthcare programs for the product. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims.
•
The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), and their implementing regulations, which impose privacy, security and data breach reporting obligations with respect to individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates and subcontractors that perform services for them that involve individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
•
Federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
•
The federal transparency requirements under the Physician Payments Sunshine Act, created under the Affordable Care Act, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to payments and other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members.
•
State and foreign laws that are analogous to each of the above federal laws, such as anti-kickback and false claims laws, that may impose similar or more prohibitive restrictions, and may apply to items or services reimbursed by non-governmental third-party payors, including private insurers.
•
State and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government, or to track and report gifts, compensation and other remuneration provided to physicians and other healthcare professionals; state and foreign laws that require the reporting of marketing expenditures or drug pricing, including information pertaining to and justifying price increases; state and local laws that require the registration of pharmaceutical sales representatives; state and foreign laws that prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals; state and foreign laws that require the posting of information relating to clinical trials and their outcomes; and other federal, state and foreign laws that govern the privacy and security of health information or personal data in certain circumstances, including state health information privacy and data breach notification laws which govern the processing of health-related and other personal data, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

If our operations are found to be in violation of any of these laws or any other current or future healthcare laws that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, or comparable foreign programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could substantially disrupt our operations. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, if any of the physicians or other healthcare professionals or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Legislative reform

We operate in a highly regulated industry, and new laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, related to healthcare availability, the method of delivery and payment for healthcare products and services could negatively affect our business, financial condition and prospects. There is significant interest in promoting healthcare reforms, and it is likely that federal and state legislatures within the United States and the governments of other countries will continue to consider changes to existing healthcare legislation.

For example, the United States and state governments continue to propose and pass legislation designed to reduce the cost of healthcare. The Affordable Care Act, among other things, substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry.

There have been executive, judicial and congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the Affordable Care Act. Additionally, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act” (OBBBA), was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to Affordable Care Act marketplace exchange enrollment and declines to extend the Affordable Care Act enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance.

In addition, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. In 2011, the U.S. Congress enacted the Budget Control Act, which included provisions intended to reduce the federal deficit. The Budget Control Act resulted in the imposition of 2% reductions in Medicare payments to providers beginning in 2013 and, due to subsequent legislative amendments to the statute, including the Infrastructure Investment and Jobs Act, will remain in effect through 2032, absent additional congressional action. Additionally, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. If government spending is further reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA, to continue to function at current levels, which may impact the ability of relevant agencies to timely review and approve research and development, manufacturing and marketing activities, which may delay our ability to develop, market and sell any product candidates we may develop. In addition, any significant spending reductions affecting Medicare, Medicaid or other publicly funded or subsidized health programs that may be implemented, or any significant taxes or fees that may be imposed on us, as part of any broader deficit reduction effort or legislative replacement to the Budget Control Act, could have an adverse impact on our anticipated product revenues.

Furthermore, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several congressional inquiries and proposed legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient assistance programs and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source biologics covered under Medicare that have been on the market for at least 11 years, and subject drug manufacturers to civil monetary penalties and a potential excise tax by offering a price that is not equal to or less than the negotiated “maximum fair price” for such drugs and biologics under the law (the “Medicare Drug Price Negotiation Program”), and (ii) imposes rebates with respect to certain drugs and biologics covered under Medicare Part B or Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

Further, the current presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals include, for example, (1) reducing agency workforce and cutting programs; (2) rescinding a previous executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the previous executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS, other agencies, and pharmaceutical manufacturers to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. It is difficult to predict the future legislative landscape in healthcare and the effect on our business, results of operations, financial condition and prospects. However, we expect that additional state and federal healthcare reform measures will be adopted in the future.

Environmental, health and safety laws and regulations

We and our third-party contractors are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the use, generation, manufacture, distribution, storage, handling, treatment, remediation and disposal of hazardous materials and wastes. Hazardous chemicals, including flammable and biological materials, are involved in certain aspects of our business, and we cannot eliminate the risk of injury or contamination from the use, generation, manufacture, distribution, storage, handling, treatment or disposal of hazardous materials and wastes. In particular, our product candidates use PBDs, which are highly potent cytotoxins that require special handling by our and our contractors’ staff. In the event of contamination or injury, or failure to comply with environmental, health and safety laws and regulations, we could be held liable for any resulting damages, fines and penalties associated with such liability could exceed our assets and resources. Environmental, health and safety laws and regulations are becoming increasingly more stringent. We may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations.

Pharmaceutical coverage, pricing and reimbursement

The availability and extent of coverage and adequate reimbursement by governmental and private third-party payors are essential for most patients to be able to afford expensive medical treatments. In both domestic and foreign markets, sales of our product candidates will depend substantially on the extent to which the costs of our product candidates will be covered by third- party payors, such as government health programs, commercial insurance and managed healthcare organizations. These third-party payors decide which products will be covered and establish reimbursement levels for those products.

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•
a covered benefit under its health plan;
•
safe, effective and medically necessary;
•
appropriate for the specific patient;
•
cost-effective; and
•
neither experimental nor investigational.

Obtaining coverage approval and reimbursement for a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to the payor. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement at a satisfactory level. If coverage and adequate reimbursement of our future products, if any, are unavailable or limited in scope or amount, such as may result where alternative or generic treatments are available, we may be unable to achieve or sustain profitability. Adverse coverage and reimbursement limitations may hinder our ability to recoup our investment in our product candidates, even if such product candidates obtain regulatory approval.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. There is no uniform policy for coverage and reimbursement in the United States and, as a result, coverage and reimbursement can differ significantly from payor to payor. In the United States, the principal decisions about reimbursement for new medicines are typically made by the CMS, which decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payors often, but not always, follow the CMS’s decisions regarding coverage and reimbursement. It is difficult to predict what third-party payors will decide with respect to coverage and reimbursement for fundamentally novel products such as ours, as there is no body of established practices and precedents for these new products. Further, one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will also provide coverage and adequate reimbursement for that product. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates. There can be no assurance that our product candidates will be considered medically necessary or cost-effective. Therefore, it is possible that any of our product candidates, even if approved, may not be covered by third-party payors or the reimbursement limit may be so restrictive that we cannot commercialize the product candidates profitably.

Reimbursement authorities in Europe may be more restrictive than payors in the United States. In Europe, pricing and reimbursement schemes vary widely from country to country. For example, some countries provide that products may be marketed only after an agreement on reimbursement price has been reached. Such pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. In addition, the European Union provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union Member States may approve a specific price for a product, may adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for product but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. In addition, some EU Member States may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (HTA) process is conducted to assess the public health impact, therapeutic impact, and the economic and societal impact of use of a given medicinal product in the national healthcare systems of individual countries. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. In December 2021, Regulation No. 2021/2282 on Health Technology Assessment, or HTA Regulation, was adopted. The HTA Regulation is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The HTA Regulation has applied from January 12, 2025 although it will enter into force iteratively and initially apply to new active substances to treat cancer and to all advanced therapy medicinal products (“ATMPs”), it will then be expanded to orphan medicinal products in January 2028, and to all centrally authorized medicinal products as of 2030. Selected high-risk medical devices will also be assessed under the HTA Regulation as of 2026.

Reference pricing used by various European Union Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. Furthermore, many Member States in the European Union have increased the amount of discounts required on pharmaceutical products, and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many Member States in the European Union. The downward pressure on healthcare costs in general, and prescription products in particular, has become increasingly intense. As a result, there are increasingly higher barriers to entry for new products. There can be no assurance that any country that has reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products, if approved in those countries. Accordingly, the reimbursement for any products in Europe may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenues and profits.

Furthermore, the containment of healthcare costs has become a priority of foreign and domestic governments as well as private third-party payors. The prices of drugs have been a focus in this effort. Governments and private third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability to sell our product candidates profitably. We also expect to experience pricing pressures due to the trend towards managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. These and other cost-control initiatives could cause us to decrease the price we might establish for products, which could result in lower-than-anticipated product revenues. In addition, the publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if coverage and adequate reimbursement of our products is unavailable or limited in scope or amount, our revenues and the potential profitability of our product candidates in those countries would be negatively affected.

Restructuring Plan

On May 5, 2025, the Company’s board of directors approved the wind down of the Company’s existing clinical and manufacturing operations focused on previous product candidates (the “Restructuring Plan”). The Company publicly announced this plan on May 8, 2025. In conjunction with the Restructuring Plan, the Company announced a reduction of its workforce by 154 full-time employees, or approximately 99% of the Company’s then-current employee base.

During the three and six months ended June 30, 2025, we incurred restructuring costs of $30.7 million which is comprised of severance payments, stock-based compensation modifications, loss on disposal of long-lived assets and accelerated depreciation and amortization on long-lived assets and right-of-use assets. We expect to incur an aggregate of $30.9 million of restructuring costs, with the additional $0.2 million of costs recognized in the third quarter of 2025 for certain costs which met the criteria for one-time termination benefits and require employees to provide future service.

We have incurred significant operating losses since inception, including net losses of $1,573.7 million and $1,606.2 million for the three and six months ended June 30, 2025, respectively and $116.9 million for the year ended December 31, 2024. As of June 30, 2025, we had an accumulated deficit of $2,063.1 million.

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $200.6 million. Based on our current operating plan, we expect that our cash, cash equivalents and marketable securities at June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, costs, and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates. As of June 30, 2025, in connection with our decision to wind down clinical and manufacturing operations related to previous product candidates, we have revised certain estimates related to accrued research and development. There have been no other material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report.

Financial Operations Overview

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for our current or future product candidates are successful and result in marketing approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such agreements.

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
•
costs of laboratory supplies and acquiring and developing preclinical and clinical trial materials, including expenses associated with our clinical manufacturing organizations (“CMOs”); and
•
payments made and consideration issued under third party licensing agreements.

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

Research and development activities are central to our business model. We expect that our research and development expenses will increase significantly for the foreseeable future as we continue to identify and develop product candidates, particularly as our product candidate continues through the later stages of clinical development.

The successful development of our product candidates in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, many of which are outside of our control, including the uncertainty of:

•
the timing and progress of clinical development activities;
•
the number and scope of clinical programs we decide to pursue;
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
•
launching commercial sales of our product candidate or any future product candidates, if approved, whether alone or in collaboration with others; and
•
maintaining a continued acceptable safety profile of our product candidate or any future product candidates following approval.

Any changes in the outcome of any of these variables could mean a significant change in the costs and timing associated with the development of our product candidate or any future product candidate.

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

We expect that our general and administrative expenses will increase as our business expands and we hire additional personnel to support the development of telitacicept.

Other Income (Expense), net

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents, restricted cash equivalents and marketable securities held in financial institutions.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents the change in the fair value of liability-classified warrants due to changes in their intrinsic value resulting from changes in the quoted price of the Company’s common stock underlying the warrants.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$261,499	$21,823	$239,676
General and administrative	12,785	7,212	5,573
Total operating expenses	274,284	29,035	245,249
Loss from operations	(274,284)	(29,035)	(245,249)
Other income (expense):
Interest income	537	1,196	(659)
Change in fair value of warrant liabilities	(1,299,922)	—	(1,299,922)
Total other (expense) income	(1,299,385)	1,196	(1,300,581)
Net loss	$(1,573,669)	$(27,839)	$(1,545,830)

	Six Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$288,200	$46,145	$242,055
General and administrative	19,375	15,216	4,159
Total operating expenses	307,575	61,361	246,214
Loss from operations	(307,575)	(61,361)	(246,214)
Other income (expense):
Interest income	1,342	2,718	(1,376)
Change in fair value of warrant liabilities	(1,299,922)	—	(1,299,922)
Total other (expense) income	(1,298,580)	2,718	(1,301,298)
Net loss	$(1,606,155)	$(58,643)	$(1,547,512)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended June 30,
	2025	2024	Change
External research expenses:
Trem-cel	$3,095	$3,619	$(524)
VCAR33	2,419	1,762	657
Other research and development	225,144	3,177	221,967
Internal research expenses:
Salaries and benefits (including stock-based compensation)	12,341	9,105	3,236
Manufacturing, facilities, and other research expenses	18,500	4,160	14,340
Total research and development expenses	$261,499	$21,823	$239,676

	Six Months Ended June 30,
	2025	2024	Change
External research expenses:
Trem-cel	$9,477	$8,480	$997
VCAR33	6,055	4,362	1,693
Other research and development	228,139	6,294	221,845
Internal research expenses:
Salaries and benefits (including stock-based compensation)	22,440	19,573	2,867
Manufacturing, facilities, and other research expenses	22,089	7,436	14,653
Total research and development expenses	$288,200	$46,145	$242,055

Research and development expenses were $261.5 million for the three months ended June 30, 2025, compared to $21.8 million for the three months ended June 30, 2024. The increase of $239.7 million was primarily due to the upfront consideration transferred for the Telitacicept License Agreement of $222.6 million, $3.3 million in loss on disposal of long-lived assets, and $11.2 million in accelerated depreciation and amortization due to the abandonment of long-lived assets (including the right-of-use asset) and the early termination penalty for the lease.

Research and development expenses were $288.2 million for the six months ended June 30, 2025, compared to $46.1 million for the six months ended June 30, 2024. The increase of $242.1 million was primarily due to the upfront consideration transferred for the Telitacicept License Agreement of $222.6 million, $3.3 million in loss on disposal of long-lived assets, and $11.2 million in accelerated depreciation and amortization due to the abandonment of long-lived assets (including the right-of-use asset) and the early termination penalty for the lease.

General and Administrative Expenses

General and administrative expenses were $12.8 million for the three months ended June 30, 2025, compared to $7.2 million for the three months ended June 30, 2024. The increase of $5.6 million was primarily due to an increase in personnel costs from the termination payments owed to employees subject to the reduction in force, and an increase in facilities and other expenses from accelerated depreciation and loss on disposals of long-lived assets.

General and administrative expenses were $19.4 million for the six months ended June 30, 2025, compared to $15.2 million for the six months ended June 30, 2024. The increase of $4.2 million was primarily due to an increase in personnel costs from the termination payments owed to employees subject to the reduction in force, and an increase in facilities and other expenses from accelerated depreciation and loss on disposals of long-lived assets.

Other Income (Expense)

Other income (expense) decreased by $1,300.6 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Other income (expense) decreased by $1,301.3 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease in other income (expense) in both periods was due to the issuance of liability-classified warrants and the subsequent change in fair value of the warrant liabilities resulting from changes in the quoted price of the Company’s common stock underlying the warrants.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and have received aggregate net proceeds from financing transactions of approximately $691.5 million as of June 30, 2025.

On March 20, 2025, we filed a universal shelf registration statement (the “Shelf Registration Statement”), to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. As of June 30, 2025, $350.0 million remains available under this Shelf Registration Statement, including $119.7 million reserved for at-the market offerings discussed below.

At-the-Market Sales Agreement

In December 2022, we entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the "Stifel ATM Facility"). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million, subject to our filing a prospectus supplement to the base prospectus included in our Shelf Registration Statement covering the offer and sale of shares of our common stock pursuant to the Stifel ATM Facility. We will pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We did not sell any shares of our common stock under the Stifel ATM Facility during the six months ended June 30, 2025. As of June 30, 2025, $119.7 million remained available to be sold under the Stifel ATM Facility.

Cash Requirements

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $200.6 million. We will need to raise additional capital in the future to fund our planned future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities at June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

We expect our expenses to increase substantially if, and as, we:

•
continue research and clinical development of our product candidate and any future product candidate, including in particular the expenses associated with our clinical trials;
•
incur both internal and third party manufacturing costs to support our clinical trials of our product candidate and any future product candidate and, if approved, their commercialization;
•
seek to identify and develop additional product candidates;
•
seek regulatory and marketing approvals for our product candidate and any future product candidates;
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
•
acquire and expand office facilities; and
•
experience any delays or encounter any issues with any of the above.

In addition, we expect to continue to incur costs associated with operating as a public company, including significant legal, audit, accounting, investor and public relations, regulatory, tax-related, director and officer insurance premiums, investor relations and other expenses. Developing pharmaceutical products, including conducting clinical trials, is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for any product candidates or generate revenue from the sale of any product candidate for which we may obtain marketing approval. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for at least several years, if ever.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(66,250)	$(52,312)
Net cash provided by investing activities	416	96,963
Net cash provided by financing activities	174,459	65
Net increase in cash, cash equivalents and restricted cash equivalents	$108,625	$44,716

Operating Activities

Net cash used in operating activities was $66.3 million for the six months ended June 30, 2025, reflecting a net loss of $1,606.2 million, offset by changes in operating assets and liabilities of $2.0 million and non-cash charges of $1,537.9 million. The non-cash charges primarily consisted of the change in fair value of warrant liabilities of $1,299.9 million and the acquisition of in-process research and development of $222.6 million.

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

The $14.0 million increase in net cash used in operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was due to an increase in net loss, partially offset by differences in the timing of payments for costs incurred during each respective period and an increase in non-cash charges from the acquired in-process research and development and change in fair value of warrant liabilities.

Investing Activities

Net cash provided by investing activities was $0.4 million for the six months ended June 30, 2025, which consisted of proceeds from the sales of property and equipment of $0.8 million, offset by $0.4 million in purchases of property and equipment. Net cash provided by investing activities was $97.0 million for the six months ended June 30, 2024, which consisted of proceeds of $107.0 million from the maturity of marketable securities, offset by purchases of $9.9 million of marketable securities and $0.1 million of property and equipment.

Financing Activities

Net cash provided by financing activities was $174.5 million for the six months ended June 30, 2025, which consisted of $175.0 million in proceeds from the issuance of pre-funded warrants, offset by $0.6 million of issuance costs related to the December 2024 private placement. Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2024, which consisted of proceeds from the issuance of common stock under the Stifel ATM Facility of $0.2 million and proceeds from exercise of stock options and issuance of shares under the ESPP of $0.1 million, offset by $0.2 million of taxes paid related to net share settlement of equity awards.

Contractual Obligations and Other Commitments

As noted in Note 9 to the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, we amended our lease for corporate office and laboratory real estate space to terminate on August 4, 2025. On June 30, 2025, we abandoned such space and have no remaining contractual payments related to the leased space. As noted in Note 15 to the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, on August 12, 2025, we entered into a non-cancellable lease relating to corporate office space, with a term expiring in August 2031.

Other commitments include license and collaboration agreements we have entered into with certain parties including the Telitacicept License Agreement discussed in Note 10 to the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Such arrangements require ongoing payments, including payments upon the achievement of certain development, regulatory and commercial milestones, receipt of sublicense income, as well as royalties on commercial sales. Payments under these arrangements will generally be expensed as incurred.

Other than the changes discussed above, during the six months ended June 30, 2025, there were no additional significant changes in contractual obligations and commitments from that described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Other Commitments” in our 2024 Annual Report.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

The following risk factors and other information included in this Quarterly Report on Form 10-Q (“Quarterly Report”), including our condensed consolidated financial statements and related notes thereto, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”), including our financial statements and related notes thereto, should be carefully considered. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the discussion regarding some of the forward-looking statements that are qualified by these risk factors contained elsewhere in this Quarterly Report. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have not generated any revenue and have incurred significant operating losses. For the six months ended June 30, 2025 and 2024, our net loss was $1,606.2 million and $58.6 million, respectively. As of June 30, 2025, we had an accumulated deficit of $2,063.1 million. We have financed our operations primarily through the sale of our capital stock, including the sale of warrants to purchase our common stock. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking studies of potential product candidates and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
advance and complete clinical trials of telitacicept in gMG;
•
initiate clinical development of telitacicept in additional indications;
•
initiate additional research programs and development of other potential product candidates;
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
•
rely on collaborators or other third parties to manufacture current good manufacturing practices (“cGMP”) material for clinical trials or potential commercial sales;
•
establish a commercialization infrastructure and develop internal and external manufacturing and distribution capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•
should we decide to do so and receive approval for any of our product candidates, build and maintain, or purchase and validate, commercial-scale manufacturing facilities designed to comply with cGMP requirements; and

•
operate as a public company.

We have not completed clinical development of any product candidate and expect that it will be years, if ever, before we have a product candidate ready for commercialization. To become and remain profitable, we must develop and, either directly or through collaborators, eventually commercialize a product or products with significant market potential. This will require us to be successful in a range of challenging activities, including identifying product candidates, completing preclinical testing and clinical trials of product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products for which we may obtain marketing approval and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenues that are significant or large enough to achieve profitability. Our product candidate and research programs are currently in clinical development. Because of the numerous risks and uncertainties associated with developing product candidates, we are unable to predict the extent of any future losses or when we will become profitable, if at all. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investments in us.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of telitacicept for the treatment of gMG and initiate clinical development of telitacicept in additional indications, and otherwise continue to advance our research programs in support of our pipeline. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Further, we expect to continue to incur significant additional costs associated with operating as a public company this year and in future years. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

As of June 30, 2025, our cash, cash equivalents and marketable securities were $200.6 million. We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2025 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

•
the progress, results and costs of clinical trials for telitacicept;
•
the costs of researching, developing, and initiating clinical trials of telitacicept in additional indications;
•
the scope, progress, results, costs of discovery, acquisition or in-licensing, preclinical development, formulation, development and clinical trials for other product candidates;
•
the costs of acquiring and expanding facilities to accommodate corporate, laboratory, and manufacturing needs;
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

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, even if we successfully develop product candidates and those are approved, we may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives.

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

For example, we have raised substantial amounts of capital through the issuance of warrants to purchase shares of our common stock. In December 2024, we issued and sold to certain institutional investors an aggregate of (i) 55,871,260 shares of common stock and (ii) warrants to purchase up to 69,839,075 shares of common stock (the “2024 Warrants”). In June 2025, we issued and sold to certain institutional investors warrants to purchase up to 700,000,000 shares of common stock (the “2025 PIPE Warrants”), and we also issued a warrant to purchase up to 320,000,000 shares of common stock (the “RemeGen Warrant”) as partial consideration for the Telitacicept License Agreement to a subsidiary of RemeGen. As of June 30, 2025, the 2024 Warrants, 2025 PIPE Warrants and RemeGen Warrant remained outstanding and unexercised. In addition, as of June 30, 2025, we have outstanding options to purchase 94,640,388 shares of common stock and 1,909,136 restricted stock units, and we have 69,668,889 shares of common stock available for future issuance under our 2023 Inducement Plan, 6,027,849 shares of common stock available for future issuance under our Amended and Restated 2021 Equity Incentive Plan and 2,318,649 shares of common stock available for issuance under our Employee Stock Purchase Plan. Should all of these shares be issued, you would experience substantial dilution in ownership of our common stock.

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

We are a clinical-stage company with no products approved for marketing. We were founded in December 2015 and commenced operations in February 2016. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying product candidates and undertaking studies. Prior to our in-license of telitacicept in June 2025, our efforts were focused on developing engineered hematopoietic stem cell transplants, chimeric antigen receptor-T cell therapies and antibody drug conjugates for the treatment of acute myeloid leukemia. We are currently developing telitacicept in a global Phase 3 clinical trial for the treatment of gMG. The risk of failure for these activities is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

In addition, we may encounter other unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

•
advance and complete clinical trials of our product candidates, including telitacicept;
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
•
negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter and perform our obligations in such arrangements;
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

Risks Related to Discovery, Development, Manufacturing and Commercialization

We are substantially dependent on the success of our lead product candidate, telitacicept. If we are unable to complete development of, obtain approval for and commercialize telitacicept in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely advance and complete clinical trials, obtain marketing approval for and successfully commercialize our lead product candidate, telitacicept. We are investing significant efforts and financial resources in the research and development of telitacicept. Telitacicept is currently in a global Phase 3 clinical trial for the treatment of gMG, and will require additional clinical development, evaluation of clinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote telitacicept or any other product candidate before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

The success of telitacicept will depend on several factors, including the following:

•
the approval or acceptance to initiate clinical trials by the applicable regulatory authorities in each country where we plan to conduct clinical trials;
•
the acceptance of individual investigational review boards (“IRBs”) and scientific review committees at each clinical trial site as to the adequacy of the preclinical data package to support clinical development of telitacicept and their overall general agreement with the use of telitacicept in the intended patient population in the intended manner;
•
the willingness of clinical investigators to place patients in clinical trials, and the willingness of patients to enroll in clinical trials;

•
the successful and timely completion of the global Phase 3 clinical trial of telitacicept in gMG;
•
the initiation and successful patient enrollment and completion of additional clinical trials of telitacicept on a timely basis;
•
maintaining and establishing relationships with contract research organizations (“CROs”) and clinical sites for the clinical development of these programs both in the United States and internationally;
•
the frequency and severity of adverse events in the clinical trials;
•
the results of clinical trials conducted by third parties, including RemeGen, in autoimmune disorders if such trials result in changes to the standard of care for autoimmune disorders;
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
•
our ability to obtain and maintain arrangements with third-party manufacturers to produce finished products that are appropriate for commercial sale of our programs, if approved;
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

We do not have complete control over many of these factors, including certain aspects of clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize telitacicept, which would materially harm our business. If we do not receive marketing approval for telitacicept, we may not be able to continue our operations.

We may derive results and data for telitacicept from clinical trials conducted by RemeGen in China; our access to the clinical results and data may be limited and there is no assurance that the clinical data from any such trials will be accepted or considered by the FDA, or other comparable regulatory authorities.

RemeGen has received regulatory approval in China for telitacicept for the treatment of gMG, RA and SLE, and RemeGen is developing telitacicept in clinical trials in China in additional indications. While these trials may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trials or their compliance with regulatory requirements. There is also no assurance that the clinical data from any such clinical trials will be accepted or considered by the FDA or other comparable regulatory authorities. We have no control over the conduct and timing of, and communications with the National Medical Products Administration (“NMPA”) or other foreign regulatory agencies in Greater China with respect to, the trials that RemeGen is conducting for telitacicept. Any data integrity issues or patient safety issues arising out of any of these trials would be beyond our control, yet could adversely affect our reputation and damage the clinical and commercial prospects for our product candidates.

We are dependent on third parties accurately generating and reporting data related to our product candidates, and their conduct could adversely affect our business.

We have and may in the future acquire or in-license our product candidates at various stages of development. For example, we in-licensed telitacicept from RemeGen. Our assumptions about the potential of telitacicept are partially based on data generated from preclinical studies and clinical trials conducted by RemeGen. We are dependent on RemeGen having conducted its research and development in accordance with the applicable protocols, informed consent, legal and regulatory requirements, and scientific standards, having accurately reported the results of all studies conducted, and having correctly collected the data from these studies. If these activities were not compliant, accurate or correct, the clinical development, regulatory approval or commercialization of telitacicept will be adversely affected.

Additionally, in cases where third parties conduct clinical trials using our product candidates through partnership or licensing agreements, we face additional risks related to the conduct and outcome of those trials that are outside of our direct control. For example, issues such as poor data integrity, safety concerns, protocol violations, or failure to meet endpoints in these third-party trials could adversely impact the development timeline and regulatory approval process for those product candidates in other indications or territories, require additional studies, create negative market perception affecting future commercial potential, impact our ability to pursue strategic alternatives for such product candidates, or result in increased regulatory scrutiny across our programs.

Our clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could increase our costs or necessitate the abandonment or limitation of the development of our product candidates.

If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, our costs could increase or we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on safety information. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the product candidate.

Before we can obtain marketing approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication, and failures can occur at any stage of testing. Clinical trials often fail to demonstrate safety and efficacy of the product candidate studied for the target indication.

Additionally, if we or others identify undesirable side effects caused by our product candidates, a number of potentially significant negative consequences could result, including:

•
we may need to abandon the development or limit the further development of our product candidates, including in various populations and for certain indications;
•
regulatory authorities may withdraw approval to market such product;
•
regulatory authorities may require additional warnings on the labels;
•
a medication guide outlining the risks of such side effects for distribution to patients may be required;
•
we could be sued and held liable for harm caused to patients; and
•
our reputation and physician or patient acceptance of our product candidates, if approved, may suffer.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more subject data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, topline or preliminary data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. In addition, we may report preliminary analyses of only certain endpoints rather than all endpoints. As a result, the interim, topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim, topline and preliminary data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment continues and more subject data become available. Adverse differences between interim, topline or preliminary data and final data could significantly harm our reputation and business prospects. Further, disclosure of interim, topline or preliminary data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the potential of the particular program, the likelihood of marketing approval or commercialization of the particular product candidate, any approved product, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular program, product candidate or our business.

If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to further develop, obtain marketing approval for and/or commercialize our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on product candidates and research programs that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future product candidates and research and development programs for specific indications may not yield any commercially viable products. For example, in May 2025, we announced that, based on the available clinical data from our then-key clinical programs and a challenging fundraising environment, we were initiating a process to explore strategic alternatives and winding down our then-ongoing clinical and manufacturing operations and clinical trials. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Competition in the autoimmune field is intense and involves multiple monoclonal antibodies (mAbs), other biologics and small molecules either already marketed or in development by many different companies including large pharmaceutical companies such as AbbVie, Inc. (Humira/rheumatoid arthritis), Amgen, Inc. (Uplinza/Myasthenia Gravis, Enbrel/rheumatoid arthritis), Argenx (VYVGART), Biogen Inc, (Tysabri/multiple sclerosis), GlaxoSmithKline plc (Benlysta/lupus), F. Hoffman-La Roche AG (Rituxan/often used off label) and Johnson & Johnson (Imaavy/Myasthenia Gravis, Remicade/rheumatoid arthritis and Stelara/psoriasis).

We face and expect to continue to face intense competition from other biopharmaceutical companies, who have launched or are developing products for the treatment of gMG and other autoimmune diseases. Competition for other indications is also fierce, with significant development in almost all of the indications we may develop for our product candidates. For example, we are aware of several neonatal Fc receptor (FcRn) inhibitors that are in clinical development and one FcRn inhibitor, Rystiggo (rozanolixizumab-noli), which was approved in June 2023, and another, Imaavy (nipocalimab-aahu), which was approved in April 2025 for the treatment of adults and pediatric patients age 12 and above with gMG who are AChR-AB+ or MuSK-AB+. We are also aware that AstraZeneca PLC is selling Soliris and Ultomiris for the treatment of adult patients with gMG who are AChR-AB+ and that UCB is selling Rystiggo for the treatment of adult patients with gMG who are AChR-AB+ or MuSK-AB+ and Zilbrysq for the treatment of adult patients with gMG who are AChR-AB+. Novartis AG, CSL Behring, Grifols, S.A., Curavac, Inc., Takeda Pharmaceutical Co Ltd, Immunovant, Inc., Cartesian Therapeutics, Inc., Amgen, and Regeneron Pharmaceuticals Inc./Alnylam Pharmaceuticals, Inc., among others, are developing drugs that may have utility for the treatment of myasthenia gravis (MG).

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

Negative developments in the field of protein-based therapies, including in particular fusion protein therapies or approved therapies or therapies in development for the treatment of B cell-mediated autoimmune diseases, could damage public perception of our product candidate and negatively affect our business.

The commercial success of our product candidate will depend in part on public acceptance of the use of fusion protein therapies constructed by joining two or more domains encoded by different genes, as well as protein-based therapies more generally, including in particular approved therapies or therapies that are in development for the treatment of B cell-mediated autoimmune diseases. Telitacicept is a novel fusion protein in development for treating B cell mediated autoimmune diseases that inhibits both BLyS (BAFF) and APRIL. Adverse events in post marketing use in any country in any approved indication or off label use, in clinical trials of our product candidate or in clinical trials of others developing similar product candidates, including RemeGen, and the resulting publicity, as well as any other negative developments that may occur in the future, including in connection with competitors’ therapies, could result in a decrease in demand for our product candidate. These events could also result in the suspension, discontinuation, or clinical hold of, or modifications to, our clinical trials. Our product candidate may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials or early terminated from the clinical trials. As a result, we may not be able to continue, or may be delayed in conducting, our development programs.

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

Fusion protein therapies are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in the development or commercialization of telitacicept or other product candidates or otherwise harm our business.

The manufacture of fusion proteins, such as telitacicept, is technically complex and necessitates substantial expertise and capital investment. Production difficulties caused by unforeseen events may delay the availability of material for clinical trials and commercial products for telitacicept, if approved, or any fusion protein product that we may develop in the future. Additionally, because biologic products are complex, the manufacture of such product candidates is more difficult and costly. We may not be able to have such products reliably manufactured in accordance with the applicable regulatory requirements in sufficient quantities to support our development programs and, if ultimately approved, commercial supply.

There are a limited number of contract manufacturers who specialize in the manufacture of biologic products and those that do may still be developing appropriate processes, controls and facilities for large-scale production. While we believe that there will be sufficient sources of supply that can satisfy our clinical and commercial requirements, we cannot be certain that we will be able to identify and establish additional relationships with such sources, if necessary, in a timely manner or at all, and what the terms and costs of such new arrangements would be, or that such suppliers would be able to supply our potential commercial needs. Furthermore, in the event our primary manufacturer cannot meet our needs, any switch to an alternative manufacturer, if available, would result in a significant delay, would require FDA approval, and cause material additional costs.

The manufacturers of biologic products must comply with strictly enforced cGMP requirements, state and federal regulations, as well as foreign requirements when applicable. Any failure by us or our contract manufacturing organizations to adhere to or document compliance with such regulatory requirements could lead to a delay or interruption in the availability of drug product for clinical trials or commercial use, among other consequences. If we or our manufacturers fail to comply with the FDA, EMA, or other regulatory authorities, it could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, clinical holds or termination of clinical trials, Form 483s, warning or untitled letters, regulatory communications warning the public about safety issues with a product, import or export refusals, license revocation, seizures, detentions, or recalls of product candidates or product, operating restrictions, criminal prosecutions or debarment, suits under the civil False Claims Act, corporate integrity agreements, or consent decrees any of which could significantly and adversely affect supplies of our product candidates and our business, financial conditions and results of operations could be materially adversely affected.

Our current dependence upon others for the manufacture of our product candidates may also adversely affect our business, results of operations, financial condition, and our ability to commercialize any product candidates that receive regulatory approval on a timely and competitive basis.

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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our product development and research efforts. In addition, we cannot eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Success in preclinical studies or clinical trials may not be indicative of results in future clinical trials, particularly for clinical trials that involve only a small number of patients.

Results from preclinical studies are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. This risk is heightened when clinical trials involve only a small number of patients, which makes it difficult to predict whether early results from these trials will be indicative of the final results of the trials or be replicated in future trials. Further, success in preclinical studies and earlier stage clinical trials of telitacicept conducted by RemeGen, or the fact that telitacicept has received marketing approval in China in multiple indications, does not ensure that later clinical trials conducted by us will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. This failure to establish sufficient efficacy and safety could cause us to abandon clinical development of our product candidates.

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

We and our collaborators, if any, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates, including:

•
delays in reaching a consensus with regulators on clinical development plans, trial designs or regulatory approval data packages;
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
•
disruption in the supply or availability of drug product; and
•
changes in the standard of care treatment guidelines.

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

Even if we complete the necessary clinical trials, we cannot predict when, or if, we will obtain regulatory approval to commercialize telitacicept or any other product candidate we may develop in the United States or any other jurisdiction, and any such approval may be for a more narrow indication than we seek.

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

If we experience significant delays or difficulties in the enrollment or retention of patients in clinical trials, the cost of developing product candidates could increase and our receipt of necessary regulatory approvals could be delayed or prevented.

Patient enrollment is a significant factor in the timing of clinical trials. The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials. We or our collaborators may not be able to advance clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA, the EMA or other analogous regulatory authorities outside the United States, or as needed to provide appropriate statistical power for a given trial. Patients may be unwilling to participate in our clinical trials because of negative publicity from adverse events related to the biotechnology field, RemeGen’s telitacicept products or clinical trials, competitive clinical trials for similar patient populations, clinical trials in competing products or for other reasons. As a result, the timeline for recruiting patients, conducting trials and obtaining regulatory approval of product candidates could be delayed. In addition, if an unexpected number of patients drop out from a trial early, it would negatively impact the integrity of the trial results.

Patient enrollment and retention is also affected by other factors, including:

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
•
efforts to facilitate timely enrollment in clinical trials;
•
patient referral practices of physicians;
•
ability to monitor patients adequately during and after treatment;
•
new therapies that are or become approved and available to the same patient population; and
•
changes in standard of care treatment guidelines.

Significant enrollment delays or poor patient retention in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. If we or our collaborators have difficulty enrolling a sufficient number of patients to conduct our clinical trials as planned, or have difficulty retaining patients, we may need to delay, limit or terminate ongoing or planned clinical trials, any of which would have an adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Relationships with Third Parties

We rely on third parties for some aspects of our research and preclinical testing, and we rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research or testing.

We rely on third parties to conduct some aspects of our research and preclinical testing, and we rely on third parties, such as CROs, clinical data management organizations, and clinical investigators, to conduct our clinical trials. Any of these third parties may terminate their engagements with us at any time under certain criteria. If we need to enter into alternative arrangements, it may delay our product development activities.

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

We will contract with third parties for the manufacture and supply of materials for development of our product candidates and advancement of our current clinical trials, as well as our research programs and preclinical studies, and we expect to continue to do so for future clinical trials and for commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities and quality of such materials, product candidates or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We will rely on third-party manufacturers, including certain single source suppliers, for the manufacture and supply of materials for development of our product candidates and advancement of our current clinical trial, as well as our research programs and preclinical studies, and expect to continue to do so for future clinical testing and for commercial supply of our product candidates and for which we or any future collaborators obtain marketing approval. We do not have a long-term agreement with many of these third-party manufacturers or suppliers. We may be unable to establish any agreements with third-party manufacturers or suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers or suppliers, reliance on third-party manufacturers entails additional risks, including:

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

If our collaborations do not result in the successful development and commercialization of product candidates, or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of product candidates could be delayed, and we may need additional resources to develop product candidates. In addition, if one of our collaborators terminates its agreement with us, we may find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. All of the risks relating to product development, regulatory approval and commercialization described in this “Risk Factors” section apply to the activities of our collaborators.

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

We may also be restricted under collaboration agreements from entering into future agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

Risks Related to Our Intellectual Property

We are highly dependent on intellectual property licensed from third parties and termination of these licenses could result in the loss of significant rights, which would harm our business.

In June 2025, we entered into a license agreement with RemeGen granting us an exclusive (even as to RemeGen) license under RemeGen’s patents and know-how to exploit, develop and commercialize telitacicept in all territories other than Greater China, with the right to grant sublicenses, and a non-exclusive license to manufacture the telitacicept worldwide for use in the licensed territory.

We are dependent on the patents, know-how and proprietary technology licensed from RemeGen for the development and, if approved, commercialization of telitacicept. Any termination of this license, or a finding that such intellectual property lacks legal effect, could result in the loss of significant rights and could harm our ability to commercialize our product candidate.

The RemeGen license agreement imposes certain obligations on us, and non-compliance with such obligations may result in termination of the license agreement or in legal and financial consequences. If RemeGen terminates the license agreement, we may not be able to develop, commercialize or sell our product candidate covered by the agreement. Such an occurrence could materially adversely affect the value of the product candidate being developed under the agreement or using rights granted under such agreement. Termination of our license agreement or reduction or elimination of our rights thereunder may result in our having to negotiate a new or reinstated agreement, which may not be available to us on equally favorable terms, or at all, which may mean we are unable to develop, commercialize or sell the affected product candidate or may cause us to lose our rights under the agreement.

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

Further, license agreements under which we license intellectual property from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. Accordingly, disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including those relating to:

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

In some instances, agreements through which we license intellectual property rights may not give us control over patent prosecution or maintenance, so that we may not be able to control which claims or arguments are presented, how claims are amended, and may not be able to secure, maintain, or successfully enforce necessary or desirable patent protection from those patent rights. While we have the first right to prosecute patents and patent applications we license under our license agreement with RemeGen in the licensed territory, RemeGen retains the right to prosecute these patents and patent applications in the remaining territory, and therefore we cannot guarantee that these patents and applications will be prosecuted or maintained in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents.

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

We currently have rights to intellectual property, through licenses from third parties, to develop our product candidates, and we expect to seek to expand our intellectual property footprint related to our product candidate pipeline in part by in-licensing the rights to key technologies. The future growth of our business will depend in part on our ability to in-license or otherwise acquire the rights to develop additional product candidates and technologies. Although we have succeeded in licensing technologies from third party licensors, including RemeGen, in the past, we can give no assurance that we will be able to in-license or acquire the rights to other technologies relevant to our product candidates from third parties on acceptable terms or at all.

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

If we do not obtain patent term extension and data exclusivity for patents related to any of our product candidates, our business may be materially harmed.

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

We are highly dependent on Jean-Paul Kress, our Chief Executive Officer, as well as the other principal members of our management and scientific teams. Dr. Kress and such other principal members are employed “at will,” meaning we or they may terminate the employment at any time. We do not maintain “key person” insurance for any of our executives or other employees. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

In the ordinary course of our business, we and the third parties with whom we work process sensitive data, and, as a result, we and such third parties face a variety of evolving threats that could cause security incidents. Our information technology systems and those of our current and any future third-party vendors, collaborators, consultants or other third parties with whom we work are subject to damage or interruption from a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), computer viruses, computer hackers, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), employee theft or misuse, denial-of-service attacks, credential stuffing, credential harvesting, ransomware attacks, adware, attacks enhanced or facilitated by AI, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

Our stock price is, and is likely to continue to be, volatile. For example, our stock traded within a range of a high price of $63.62 and a low price of $0.13 per share for the period of February 5, 2021, our first day of trading on the Nasdaq Global Select Market, through August 6, 2025. As a result of volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
the success of existing or new competitive product candidates or technologies;
•
the timing and results of preclinical studies and clinical trials for our product candidates;
•
announcements by RemeGen of clinical trial results for telitacicept in RemeGen’s development programs in Greater China;
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

Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, in December 2022 we filed a registration statement on Form S-3 to register the resale of up to 11,627,907 shares of common stock held by RA Capital Healthcare Fund L.P. which were purchased from us in a private placement, and in January 2025 we filed a registration statement on Form S-3 to register the resale of up to an aggregate of 125,710,335 shares of common stock held by Reprogrammed Interchange LLC and entities affiliated with RA Capital Management, L.P., consisting of (i) 55,871,260 shares of common stock and (ii) 69,839,075 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock, which were purchased from us in a private placement. In addition, after our special meeting of stockholders that we expect to hold in the third quarter of 2025, assuming our stockholders approve certain of the proposals at the meeting, we will be required to file a registration statement on Form S-3 to register the resale of up to 700,000,000 shares of common stock issuable upon exercise of outstanding warrants, which were purchased from us by certain institutional investors in a private placement, and 320,000,000 shares of common stock that are issuable upon exercise of a warrant to purchase common stock issued to RemeGen as partial consideration for our license agreement with RemeGen.

We have also registered or will register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options on a registration statement on Form S-8 and will continue to register any additional shares that become available under such plans due to any annual, automatic increases under the terms of those plans. These shares can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

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

Item 5. Other Information

Director and Officer Trading Arrangements

During the quarter ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408, except as follows:

•
On April 24, 2025, Eyal C. Attar, M.D., the Company’s former Chief Medical Officer, terminated a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of 9,478 shares of common stock between June 3, 2024 and June 30, 2025 (the “Sales Period”) plus up to 36,562 additional shares of common stock that may be acquired by Dr. Attar in connection with the settlement of restricted stock units during the

Sales Period, net of shares withheld to satisfy tax withholding obligations, so long as the market price of the Company’s common stock is higher than certain minimum thresholds specified in the trading plan.

Lease Agreement

On August 12, 2025, we entered into a lease agreement (the “Lease Agreement”) with 500 Boylston & 222 Berkeley Owner (DE) LLC with respect to 8,391 square feet of office space located at 500 Boylston Street, Boston, MA 02116 (the “Premises”) for our principal executive offices. The commencement date of the lease is the earlier of when we enter into possession of the Premises or September 1, 2025 (the “Term Commencement Date”), and the lease will expire 72 full calendar months after the Term Commencement Date (the “Initial Term”), unless terminated earlier in accordance with the Lease Agreement.

The annual base rent under the Lease Agreement initially will be $440,000 for the first year of the Initial Term, $530,400 for the second year, $698,400 for the third year, and then will increase by 2% per year for each year of the Initial Term thereafter. We will also be responsible for the payment of additional rent to cover our proportionate share of the annual operating and tax expenses for the Premises. In connection with entering into the Lease Agreement, we executed and delivered a letter of credit in the amount of $167,820 to secure our obligations under the Lease Agreement.

We have the option to extend the term for one additional five-year period, which is exercisable by written notice delivered not less than 12 months and not more than 15 months prior to the expiration of the Initial Term and subject to customary conditions, including that no default under the Lease Agreement exists.

The foregoing description of the Lease Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Lease Agreement, a copy of which is filed as Exhibit 10.10 to this Quarterly Report on 10-Q.

Item 6. Exhibits.

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	May 23, 2025
3.3	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021
4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-252175	4.1	February 1, 2021
4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated June 30, 2020	S-1/A	333-252175	4.2	February 1, 2021
4.3	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-39979	10.1	June 25, 2025
10.1*	Form of Securities Purchase Agreement, dated June 25, 2025, by and between the Registrant and Yantai Rongpu Investment Partnership (Limited Partnership)	8-K	001-39979	10.2	June 25, 2025
10.2	Form of Securities Purchase Agreement, dated June 25, 2025, by and between the Registrant and the investors named therein	8-K	001-39979	10.3	June 25, 2025
10.3	Form of Registration Rights Agreement, dated June 25, 2025, by and between the Registrant and the investors named therein	8-K	001-39979	10.4	June 25, 2025
10.4	Form of Support Agreement, dated June 25, 2025, by and between the Registrant and the stockholders named therein	8-K	001-39979	10.5	June 25, 2025
10.5+	Transition Agreement, dated as of June 25, 2025, by and between the Registrant and Robert Ang	8-K	001-39979	10.6	June 25, 2025
10.6+	Employment Agreement, dated as of June 25, 2025, by and between the Registrant and Jean-Paul Kress	8-K	001-39979	10.7	June 25, 2025
10.7+	Employment Agreement, dated as of July 9, 2025, by and between the Registrant and Sandesh Mahatme	8-K	001-39979	10.1	July 10, 2025
10.8+	Employment Agreement, dated as of July 17, 2025, by and between the Registrant and Qing Zuraw	8-K	001-39979	10.1	July 22, 2025
10.9*	License Agreement, dated as of June 25, 2025, by and between RemeGen Co, Ltd. and the Registrant					X
10.10^	Lease Agreement, dated August 5, 2025, by and between the Company and 500 Boylston & 222 Berkeley Owner (DE) LLC					X
31.1	Certification of Principal Executive and Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended, as					X

adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL.

+ Indicates management contract or compensatory plan.

* Portions of the exhibit have been omitted as the Registrant has determined that: (i) the omitted information is not material; and (ii) the omitted information is the type that the Registrant treats as private or confidential.

^ Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will furnish a supplemental copy of any omitted schedule or similar attachment to the SEC upon request.

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

VOR BIOPHARMA INC.

Date: August 12, 2025	By:	/s/ Jean-Paul Kress
Jean-Paul Kress President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Sandy Mahatme
Sandy Mahatme Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)