Form 10-Q
period 2025-09-30
Vor Biopharma Inc.
filed 2025-11-13
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-39979

VOR BIOPHARMA INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1591163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Boylston Street Suite 1350 Boston, Massachusetts	02116
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 655-6580

N/A

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

Number of shares of the registrant’s Common Stock outstanding as of November 7, 2025 was 10,410,630.

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
•
We have contracted and will continue to contract with third parties for the manufacture and supply of materials for development of our product candidates, advancement of our current and future clinical trials, and potential commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities and quality of such materials, product candidates or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$160,462	$81,949
Marketable securities	10,000	9,977
Prepaid expenses	747	4,201
Other current assets	1,277	380
Total current assets	172,486	96,507
Restricted cash	168	2,413
Property and equipment, net	271	6,581
Operating lease right-of-use assets	3,043	35,007
Other assets	269	2,383
Total assets	$176,237	$142,891
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$885	$1,505
Accrued liabilities	17,702	12,892
Operating lease liabilities	252	4,215
Total current liabilities	18,839	18,612
Non-current liabilities:
Operating lease liabilities, less current portion	2,807	27,615
Warrant liabilities	2,380,078	—
Total liabilities	2,401,724	46,227
Stockholders’ equity (deficit)(1):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 800,000,000 and 400,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 9,026,922 and 6,238,799 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	15	13
Additional paid-in capital	650,319	553,623
Accumulated other comprehensive income	12	22
Accumulated deficit	(2,875,833)	(456,994)
Total stockholders’ (deficit) equity	(2,225,487)	96,664
Total liabilities and stockholders’ equity	$176,237	$142,891

(1) All share and per share amounts have been restated for all periods presented on a retroactive basis to reflect a one-for-twenty reverse stock split effected in September 2025. See Note 2 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Operating expenses:
Research and development	$14,142	$21,817	$302,342	$67,962
General and administrative	13,965	6,696	33,340	21,912
Total operating expenses	$28,107	$28,513	$335,682	$89,874
Loss from operations	(28,107)	(28,513)	(335,682)	(89,874)
Other income (expense):
Interest income	1,731	954	3,073	3,672
Other income	4,149	—	4,149	—
Change in fair value of warrant liabilities	(790,457)	—	(2,090,379)	—
Total other (expense) income	(784,577)	954	(2,083,157)	3,672
Net loss	$(812,684)	$(27,559)	$(2,418,839)	$(86,202)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(121.63)	$(8.05)	$(378.11)	$(25.25)
Weighted-average common shares outstanding, basic and diluted(1)	6,681,794	3,423,499	6,397,121	3,413,625

Other comprehensive income (loss):
Unrealized (loss) gain on available for sale marketable securities	(2)	138	(10)	145
Total other comprehensive (loss) income:	(2)	138	(10)	145
Comprehensive loss	$(812,686)	$(27,421)	$(2,418,849)	$(86,057)

(1) All share and per share amounts have been restated for all periods presented on a retroactive basis to reflect a one-for-twenty reverse stock split effected in September 2025. See Note 2 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of stockholders’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock(1)		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	income	Deficit	Equity (Deficit)
Balance at December 31, 2024	6,238,799	$13	$553,623	$22	$(456,994)	$96,664
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	3,769	—	(55)	—	—	(55)
Issuance costs for private placement	—	—	12	—	—	12
Stock-based compensation expense	—	—	1,933	—	—	1,933
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(32,486)	(32,486)
Balance at March 31, 2025	6,242,568	$13	$555,513	$23	$(489,480)	$66,069
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options, and issuance of common stock under ESPP	39,721	—	65	—	—	65
Stock-based compensation expense	—	—	1,844	—	—	1,844
Other comprehensive income	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(1,573,669)	(1,573,669)
Balance at June 30, 2025	6,282,289	$13	$557,422	$14	$(2,063,149)	$(1,505,700)
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	58,210	—	1,935	—	—	1,935
Issuance of common stock from at-the-market sales agreement	540,750	1	20,256	—	—	20,257
Issuance of common stock from exercise of warrants	2,145,673	1	62,677	—	—	62,678
Stock-based compensation expense	—	—	8,029	—	—	8,029
Other comprehensive loss	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(812,684)	(812,684)
Balance at September 30, 2025	9,026,922	$15	$650,319	$12	$(2,875,833)	$(2,225,487)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	loss (income)	Deficit	Equity
Balance at December 31, 2023	3,395,072	$7	$490,874	$(77)	$(340,080)	$150,724
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	9,121	—	(169)	—	—	(169)
Issuance of common stock from at-the-market sales agreement	6,973	—	213	—	—	213
Stock-based compensation expense	—	—	3,081	—	—	3,081
Other comprehensive loss	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(30,804)	(30,804)
Balance at March 31, 2024	3,411,166	$7	$493,999	$(87)	$(370,884)	$123,035
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options, and issuance of common stock under ESPP	6,977	—	74	—	—	74
Stock-based compensation expense	—	—	2,793	—	—	2,793
Other comprehensive income	—	—	—	17	—	17
Net loss	—	—	—	—	(27,839)	(27,839)
Balance at June 30, 2024	3,418,143	$7	$496,866	$(70)	$(398,723)	$98,080
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	9,649	—	(57)	—	—	(57)
Issuance of common stock from at-the-market sales agreement	5,481	—	89	—	—	89
Stock-based compensation expense	—	—	2,264	—	—	2,264
Other comprehensive income	—	—	—	138	—	138
Net loss	—	—	—	—	(27,559)	(27,559)
Balance at September 30, 2024	3,433,273	$7	$499,162	$68	$(426,282)	$72,955

(1) All share and per share amounts have been restated for all periods presented on a retroactive basis to reflect a one-for-twenty reverse stock split effected in September 2025. See Note 2 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(2,418,839)	$(86,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,864	2,663
Non-cash lease expense	5,540	3,752
Stock-based compensation	11,806	8,138
Transaction costs for issuance of pre-funded warrants	643	—
Change in fair value of warrant liabilities	2,090,379	—
Interest amortization on marketable securities	(33)	(1,137)
Loss on sale of property and equipment	3,303	—
Issuance of pre-funded warrants in connection with the acquisition of in-process research and development	177,377	—
Changes in operating assets and liabilities:
Operating lease liabilities	(2,347)	(2,806)
Prepaid expenses and other current assets	2,557	(859)
Accounts payable, accrued liabilities and other current liabilities	4,724	(1,446)
Other assets	2,114	2,300
Net cash used in operating activities	(119,912)	(75,597)
Cash flows from investing activities
Purchases of marketable securities	—	(9,914)
Proceeds from maturities of marketable securities	—	107,000
Purchases of property and equipment	(627)	(157)
Proceeds from sales of property and equipment	799	—
Net cash provided by investing activities	172	96,929
Cash flows from financing activities
Payment of issuance costs related to private placement and pre-funded warrants	(1,194)	—
Proceeds from the issuance of pre-funded warrants	175,000	—
Proceeds from the issuance of common stock from at-the-market sales agreement, net of issuance costs	20,257	297
Repurchases of shares for tax withholdings upon vesting of restricted stock unit awards	(106)	(303)
Proceeds from stock option exercises and the issuance of shares under ESPP	2,051	112
Net cash provided by financing activities	196,008	106
Net increase in cash, cash equivalents and restricted cash equivalents	76,268	21,438
Cash, cash equivalents and restricted cash equivalents, beginning of period	$84,362	$33,773
Cash, cash equivalents and restricted cash equivalents, end of period	$160,630	$55,211
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$3,079	$—
Purchases of property and equipment in accounts payable and accrued liabilities	$29	$—
Unrealized (loss) gain on available-for-sale securities	$(10)	$145
Financing costs associated with the sale of common stock included in accounts payable and accrued expenses	$—	$22

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Cash and cash equivalents	$160,462	$52,798
Restricted cash equivalents	168	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$160,630	$55,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of the Business

Vor Biopharma Inc. (the “Company”) is a clinical-stage company advancing telitacicept, a novel, dual-target recombinant fusion protein that inhibits both BLyS (BAFF) and APRIL—two key cytokines involved in B cell survival and autoantibody production. This dual-target mechanism reduces autoreactive B cells and autoantibody production, key drivers of autoimmune pathology. The Company is headquartered in Boston, Massachusetts. The Company was incorporated on December 30, 2015.

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

Liquidity and Capital Resources

The Company expects that its existing cash, cash equivalents and marketable securities as of September 30, 2025 of $170.5 million, in addition to the $49.8 million in net proceeds from at-the-market sales during October 2025 and the approximately $93.7 million in net proceeds from the sale of common stock in an underwritten public offering that closed on November 12, 2025, will be sufficient to allow the Company to fund its current planned operations through at least a period of one year after the date the financial statements are issued.

As of September 30, 2025, the Company has an accumulated deficit of $2,875.8 million. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidate. As a result, the Company's continued operations are dependent on its ability to raise additional funding. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations.

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

September 2025 Reverse Stock Split

On August 25, 2025, the Company’s stockholders approved a proposal to authorize the Company’s board of directors to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split. The Board approved the reverse stock split on August 27, 2025 and, on September 18, 2025, the Company effected a 1-for-20 reverse stock split of its common stock. The par value and the authorized shares of the common stock were not adjusted as a result of the reverse stock split. All share and per share amounts for all periods presented in these condensed consolidated financial statements and the notes thereto have been adjusted retroactively, where applicable, to reflect the effect of this reverse stock split.

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

Warrants

The Company accounts for warrants to purchase its common stock based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the liability classification requirements pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent period end date while the warrants remain outstanding.

Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s condensed consolidated balance sheets and no further adjustments to their initial valuation will be subsequently made. Warrants classified as liabilities are recorded on the Company’s condensed consolidated balance sheets at their fair value on the date of issuance and are revalued at each subsequent balance sheet date until such instruments are exercised or expired, or meet the criteria to become equity-classified, with any changes in the fair value between reporting periods recorded as a component of other income (expense) on the condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2025, the Company has both equity-classified and liability-classified warrants outstanding.

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

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by remaining contractual maturity, are as follows:

	September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasuries	$9,988	$12	$—	$10,000
Total	$9,988	$12	$—	$10,000

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasuries	$4,981	$12	$—	$4,993
Maturing after one year through five years
U.S. Treasuries	4,974	10	—	4,984
Total	$9,955	$22	$—	$9,977

The Company did not have any individual securities in an unrealized loss position as of either September 30, 2025 or December 31, 2024. Additionally, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods presented.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$160,212	$—	$—	$160,212
Marketable securities
U.S. Treasuries	—	10,000	—	10,000
Restricted cash equivalents
Money market funds	168	—	—	168
Liabilities
Warrant liabilities	—	2,380,078	—	2,380,078

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$81,718	$—	$—	$81,718
Marketable securities
U.S. Treasuries	—	9,977	—	9,977
Restricted cash equivalents
Money market funds	2,413	—	—	2,413

The fair value of the Company’s cash equivalents and restricted cash equivalents is determined based on quoted market prices in active markets with no valuation adjustment. The fair value of marketable securities and warrant liabilities is determined based on observable market inputs. There were no transfers between levels during the nine months ended September 30, 2025.

Prepaid expenses, accounts payable and accrued expenses are stated at their respective historical carrying values, which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Laboratory equipment	$—	$9,625
Manufacturing equipment	—	7,082
Computer equipment	—	446
Furniture, fixtures and other	272	606
Construction in progress	—	36
Total	272	17,795
Less: Accumulated depreciation	(1)	(11,214)
Property and equipment, net	$271	$6,581

Depreciation expense for the nine months ended September 30, 2025 was $2.9 million. An immaterial amount of depreciation was recognized during the three months ended September 30, 2025. Depreciation expense for the three and nine months ended September 30, 2024 was $0.9 million and $2.7 million, respectively.

In connection with the Restructuring Plan, during the nine months ended September 30, 2025, the Company recognized a $3.3 million loss on disposal of certain long-lived assets including equipment and leasehold improvements which was recognized as research and development expense in the condensed consolidated statements of operations and comprehensive loss. Additionally, the Company abandoned certain long-lived assets, resulting in the acceleration of depreciation expense in the amount of approximately $1.5 million during the nine months ended September 30, 2025, of which approximately $1.2 million and $0.3 million was recorded as research and development expense and general and administrative expense, respectively, in the condensed consolidated statements of operations and comprehensive loss.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2025	2024
Employee-related expenses, including Restructuring Liability (Note 12)	$3,026	$5,852
Professional fees	1,609	1,461
Clinical expenses	5,478	3,835
Manufacturing expenses	7,361	516
Research and development expenses	35	872
Other	193	356
Total accrued liabilities	$17,702	$12,892

7. Stockholders' Equity and Warrants

2024 Private Placement

On December 27, 2024, the Company entered into a purchase agreement with certain institutional investors (collectively, the “2024 Purchasers”), pursuant to which the Company issued and sold to the 2024 Purchasers in a private placement an aggregate of (i) 2,793,562 shares of the Company's common stock and (ii) warrants to purchase up to 3,491,953 shares of the Company's common stock (the “2024 Warrants”) at the closing of the private placement on December 30, 2024. Net proceeds from the private placement were $52.7 million, after deducting placement fees and issuance costs payable by the Company.

The 2024 Warrants have an exercise price of $16.76 per share and are immediately exercisable, subject to certain limitations on exercise set forth in the 2024 Warrants. The 2024 Warrants will terminate seven years from issuance on December 30, 2031.

The Company determined that the 2024 Warrants are freestanding instruments that do not meet the definition of a liability or derivative. The 2024 Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification.

Accordingly, the 2024 Warrants are classified as equity and accounted for as a component of additional paid-in capital at the time issued.

As of September 30, 2025, none of the 2024 Warrants have been exercised.

2025 Private Placement

On June 25, 2025, the Company entered into a purchase agreement with certain institutional investors (collectively, the “2025 Purchasers”), pursuant to which the Company issued and sold to the 2025 Purchasers in a private placement warrants to purchase up to an aggregate of 34,999,999 shares of the Company's common stock (the “2025 PIPE Warrants”) at the closing on June 27, 2025. Net proceeds from the private placement were $174.4 million, after deducting issuance costs payable by the Company. In addition to the 2025 PIPE Warrants, on June 25, 2025 the Company issued a warrant to purchase up to 16,000,000 shares of the Company’s common stock as partial consideration for the Telitacicept License Agreement (as defined below) to a subsidiary of RemeGen (“RemeGen Warrant”). Refer to Note 10 for additional information on the license arrangement. The 2025 PIPE Warrants and RemeGen Warrant are collectively referred to as the 2025 Warrants.

The 2025 Warrants have an exercise price of $0.002 per share and became exercisable upon stockholder approval of the issuance of the underlying shares and an amendment to the certificate of incorporation to increase the number of authorized shares, subject to certain limitations on exercise set forth in the 2025 Warrants. On August 25, 2025, the stockholders approved the issuance of the underlying shares and on September 17, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse stock split, resulting in sufficient available authorized shares for warrant holders to exercise the 2025 Warrants. The 2025 Warrants do not expire.

Upon issuance, the 2025 Warrants were liability-classified as they are not considered indexed to the Company’s common stock. The 2025 Warrants are measured at fair value each period with changes in fair value presented within the condensed consolidated statements of operations and comprehensive loss. The valuation of the warrants is classified within Level 2 of the fair value hierarchy due to the use of observable market inputs, primarily the quoted price of the Company’s common stock underlying the warrants. The initial carrying value of the 2025 PIPE Warrants and the RemeGen Warrant at issuance was $175.0 million and $177.4 million, respectively. Issuance costs related to the 2025 PIPE Warrants were expensed as incurred.

The Company also determined that both the 2024 Warrants and 2025 Warrants should be included in the determination of diluted net loss per share if their impact is dilutive. However, they are not included within diluted net loss per share for the three and nine months ended September 30, 2025 as the effect would be antidilutive.

During the three and nine months ended September 30, 2025, 2,145,829 of the 2025 Warrants were exercised for an immaterial amount of net proceeds. The remaining 48,854,170 outstanding 2025 Warrants have a fair value of $2,380.1 million as of September 30, 2025.

8. Stock-Based Compensation

2023 Inducement Plan

As of September 30, 2025, the Company had 1,893,219 shares of its common stock available for future issuance under the 2023 Inducement Plan.

Amended and Restated 2021 Equity Incentive Plan

As of September 30, 2025, the Company had 1,739,508 shares of its common stock available for future issuance under its Amended and Restated 2021 Equity Incentive Plan.

Stock Options

The Company’s stock options generally vest ratably over a four-year period and have a contractual term of ten years. The weighted-average assumptions used principally in determining the fair value of new options granted during the periods presented were as follows:

	Nine Months Ended September 30,
	2025	2024
Expected term (in years)	6.1	6.0
Expected volatility	98.1%	88.9%
Risk-free interest rate	3.9%	4.1%
Dividend yield	—	—

During the nine months ended September 30, 2025 and 2024, the Company granted new stock options to purchase 5,150,913 shares and 108,631 shares of its common stock, respectively, with a weighted-average grant-date fair value of $17.30 and $29.80 per share, respectively. As of September 30, 2025, total unrecognized compensation expense related to stock options was $82.3 million, which is expected to be recognized over a weighted-average period of 2.1 years. The intrinsic value of stock options exercised during the nine months ended September 30, 2025 was $0.8 million.

Option Repricing

On February 3, 2025, the Company's board of directors approved a stock option repricing (the “Option Repricing”) whereby the exercise price of certain outstanding options to purchase shares of the Company’s common stock was reduced to $26.80 per share. The repricing applied to options to purchase shares of the Company’s common stock held by continuing employees as of February 3, 2025 that had an exercise price per share greater than $26.80; provided that holders of repriced options must remain in continuous service with the Company through February 3, 2026 or, if earlier, a change in control of the Company or 30 days prior to the applicable repriced option’s original expiration date (the “Retention Period”). If any such repriced option is exercised prior to the end of the Retention Period, the exercise price per share will be the original exercise price per share, and not the repriced exercise price. The total number of shares underlying all repriced options was 337,809. The repriced options previously had exercise prices ranging from $27.20 to $899.20 per share. Management determined that the Option Repricing represents a modification of share-based awards and calculated incremental compensation cost of approximately $1.9 million resulting from the modification. However, as the conditions of the modified terms were not expected to be met as of June 30, 2025, the Company reversed any previously recognized incremental compensation cost associated with the modification during the quarter ended June 30, 2025. As of September 30, 2025, the Company still expects that the conditions of the modified terms will not be met.

Restricted Stock Units

During the nine months ended September 30, 2025 and 2024, the Company granted 919,133 restricted stock units and 59,723 restricted stock units, respectively, with a weighted-average grant date fair value of $47.67 and $45.81 per share, respectively. As of September 30, 2025, total unrecognized compensation expense related to restricted stock units was $40.1 million, which is expected to be recognized over a weighted-average period of 2.2 years.

Employee Stock Purchase Plan

As of September 30, 2025, the Company had 115,932 shares of its common stock available for issuance under its Employee Stock Purchase Plan (“ESPP”). During the nine months ended September 30, 2025, the Company issued 33,477 shares with a weighted-average purchase price of $2.91 under the ESPP, which resulted in an immaterial amount of compensation expense. During the nine months ended September 30, 2024, the Company issued 3,706 shares with a weighted-average purchase price of $29.58 under the ESPP, which resulted in an immaterial amount of compensation expense.

Equity Award Modification

In connection with the Restructuring Plan, the Company executed an equity award modification which accelerated the vesting of the former Chief Executive Officer’s restricted stock units and options as a part of his consulting and separation agreement. The modification additionally extended the period for which vested options can be exercised following the employee’s final day of employment. During the nine months ended September 30, 2025, the Company recognized $0.5 million of stock-based compensation expense related to the equity award modification as general and administrative expense within the condensed consolidated statement of operations and comprehensive loss.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Research and development	$491	$1,148	$2,132	$3,825
General and administrative	7,538	1,116	9,674	4,313
Total stock-based compensation expense	$8,029	$2,264	$11,806	$8,138

9. Leases

Cambridgepark Lease

In December 2019, the Company entered into a lease agreement for office and laboratory space (the “Cambridgepark Lease”) in Cambridge, Massachusetts with PPF Off 100 Cambridge Park Drive, LLC (the “Landlord”). During 2021 and 2022, the Company entered into various lease amendments with the Landlord to obtain additional leased space (the “Lease Amendments”).

In connection with the Restructuring Plan, the Company entered into an early termination agreement with the Landlord on June 20, 2025, pursuant to which the parties agreed to terminate the lease, effective August 4, 2025. Per the terms of such agreement, the Company made a non-refundable termination fee in the amount of $8.5 million to the Landlord. The early termination was treated as a lease modification for accounting purposes. As a result of the modification, the Company remeasured the lease liability and recognized a corresponding adjustment to the right-of-use asset as of the date of the modification. Additionally, as of June 30, 2025, the space was determined to be abandoned, thus the Company has accelerated amortization of the right-of-use asset and de-recognized any remaining balances during the quarter ended June 30, 2025.

In conjunction with the Cambridgepark Lease, the Company was required to execute an irrevocable standby letter of credit of $2.4 million for the benefit of the Landlord. The funds were released to the Company during the quarter ended September 30, 2025.

Boylston Lease

In August 2025, the Company entered into a lease agreement for office space (“Boylston Lease”) with 500 Boylston & 222 Berkeley Owner (DC) LLC (the “Boylston Landlord”). The commencement date of the lease was September 1, 2025, and the Boylston Lease will expire on August 31, 2031, unless terminated earlier in accordance with the lease agreement. The Company has the option to extend the term for one additional five-year period.

Payments due associated with the Boylston Lease include both fixed and variable payments. Total fixed lease payments under the lease agreement are $3.8 million. Variable payments relate to the Company’s share of the Boylston Landlord’s operating costs associated with the underlying assets and are recognized when the event on which those payments are assessed occurs. The Boylston Lease does not contain a residual value guarantee.

In conjunction with the Boylston Lease, the Company was required to execute an irrevocable standby letter of credit of $0.2 million for the benefit of the Boylston Landlord. As of September 30, 2025, the funds securing the letter of credit were presented as restricted cash equivalents on the condensed consolidated balance sheets.

The elements of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$83	$1,951	$15,119	$5,853
Variable lease cost	57	681	1,542	1,890
Total lease cost	$140	$2,632	$16,661	$7,743

Amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	September 30, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$3,043	$35,007
Liabilities
Operating lease liabilities, current	$252	$4,215
Operating lease liabilities, non-current	2,807	27,615
Total lease liabilities	$3,059	$31,830
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.9	5.7
Weighted-average discount rate	6.7%	8.2%

The following table represents other lease activity:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$11,920	$4,906

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

As consideration for the rights granted, the Company agreed to make an upfront cash payment in the amount of $45.0 million and issued the RemeGen Warrant to a subsidiary of RemeGen, which were initially valued at $177.4 million. Refer to Note 7 for details on the terms of the RemeGen Warrant. The $45.0 million cash payment due to RemeGen was paid during the quarter ended September 30, 2025. The Company incurred $0.2 million in transaction costs related to the Telitacicept License Agreement during the nine months ended September 30, 2025.

The Company accounted for the Telitacicept License Agreement as an asset acquisition as substantially all of the value received was concentrated in the Licensed Compound which does not have an alternate future use as it is not yet approved for commercial sale in the licensed territory. Accordingly, the Company recognized a $222.6 million charge to research and development expense on the condensed consolidated statement of operations and comprehensive loss during the nine months ended September 30, 2025 associated with this asset acquisition. The Company’s accounting policy is to classify the cost of asset acquisitions as an operating cash outflow on the condensed consolidated statement of cash flows.

Pursuant to the terms of the Telitacicept License Agreement, RemeGen is eligible to receive up to $330 million in regulatory milestone payments and up to $3.775 billion in sales milestone payments. In addition, RemeGen is entitled to receive tiered royalties on net sales of the Licensed Products in the licensed territory, ranging from high single digit to mid-teen percentages of net sales, subject to customary reductions. If the Company enters into a sublicense or divests rights to the Licensed Products prior to a specified development event and other than in connection with a change of control, RemeGen is entitled to receive a single digit percentage of certain net proceeds from such transactions. The Telitacicept License Agreement also provides for technology transfer, mutual indemnification and confidentiality. As of September 30, 2025, no milestone or royalty payments have been accrued for as the consideration is not yet payable per the terms of the Agreement.

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

Sales of Intellectual Property

On August 8, 2025, the Company entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell certain intellectual property related to the antibody drug conjugate known as VADC45 to Regeneron Pharmaceuticals, Inc. for $3.0 million in cash consideration. Additionally, on September 22, 2025, the Company entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell certain intellectual property related to the Company’s previous product candidates trem-cel and VCAR33 to SyzygyMed Inc. for $1.1 million in cash consideration.

In connection with the aforementioned sales, the Company assigned certain license agreements to the buyers including the exclusive license agreement with The Trustees of Columbia University in the City of New York and patent license agreement with the

U.S. Department of Health and Human Services, as represented by National Cancer Institute of the National Institutes of Health as discussed within the 2024 Annual Report.

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(812,684)	$(27,559)	$(2,418,839)	$(86,202)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	6,681,794	3,423,499	6,397,121	3,413,625
Net loss per share attributable to common stockholders, basic and diluted	$(121.63)	$(8.05)	$(378.11)	$(25.25)

The Company’s potentially dilutive securities were stock options, unvested restricted stock, restricted stock units, and warrants. Based on the amounts outstanding as of September 30, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2025	2024
Options to purchase common stock	5,280,272	485,234
Unvested restricted stock	—	128
Restricted stock units	883,136	70,847
Warrants	52,346,123	—

12. Restructuring Plan

On May 5, 2025, the Company’s board of directors approved the wind down of the Company’s then clinical and manufacturing operations and the initiation of a process to explore strategic alternatives to maximize shareholder value (the “Restructuring Plan”). The Company publicly announced this plan on May 8, 2025.

In conjunction with the Restructuring Plan, the Company announced a reduction of its workforce by 154 full-time employees, or approximately 99% of the Company’s then-current employee base. Total severance and benefit costs incurred as of September 30, 2025 were $13.1 million. These costs were recognized in accordance with either ASC 712 or ASC 420, depending on the agreements with impacted employees.

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

Restructuring Costs

The Company incurred a total of $29.7 million of restructuring costs in the nine months ended September 30, 2025. During the three months ended September 30, 2025, the Company revised the total estimated severance and benefit costs incurred by $1.2 million as actual payments made to or on behalf of terminated employees differed from estimated costs, partially due to changes in benefits elections and coverage.

A summary of the restructuring costs recorded in the condensed consolidated statements of operations and comprehensive loss for both the three and nine months ended September 30, 2025 is as follows:

	Three Months Ended September 30, 2025
(in thousands)	Severance and Benefits Costs	Stock-based Compensation	Accelerated Depreciation on Long-lived Assets	Accelerated Amortization on Right-of-use Assets	Loss on Disposal of Long-lived Assets	Total Restructuring Cost Recorded
Research and development expense	$(578)	$—	$—	$—	$—	$(578)
General and administrative expense	(451)	—	—	—	—	(451)
Total restructuring costs	$(1,029)	$—	$—	$—	$—	$(1,029)

	Nine Months Ended September 30, 2025
(in thousands)	Severance and Benefits Costs	Stock-based Compensation	Accelerated Depreciation on Long-lived Assets	Accelerated Amortization on Right-of-use Assets	Loss on Disposal of Long-lived Assets	Total Restructuring Cost Recorded
Research and development expense	$8,379	$—	$1,230	$10,159	$3,303	$23,071
General and administrative expense	4,738	549	284	1,064	—	6,635
Total restructuring costs	$13,117	$549	$1,514	$11,223	$3,303	$29,706

Restructuring Liability

The following table provides details of the severance and benefit costs with the remaining balance of the liability recorded in accrued liabilities on the condensed consolidated balance sheets as of September 30, 2025:

(in thousands)	Restructuring Liability
Restructuring liability as of June 30, 2025	$11,514
Additions	181
Cash payments	(8,296)
Adjustments	(1,210)
Liability included in accrued liabilities at September 30, 2025	$2,189

13. Segments

The Company operates and manages its business as one reportable and operating segment, centered around the commercial development of its product candidates. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer (“CEO”). On June 25, 2025, the Company appointed a new CEO who has taken over the role of CODM from the previous CEO.

The Company’s CODM reviews consolidated operating results, manages the business on a consolidated basis and utilizes consolidated net loss from the condensed consolidated statements of operations and comprehensive loss to make decisions about allocating resources and assessing performance for the entire Company. Consolidated net loss is also used to monitor budget to actual results. The CODM is additionally regularly provided with more detailed expense information at the program level. Beginning during the quarter ended September 30, 2025, such programs also included “Telitacicept - MG”, representing the Company’s external spend on the research and development of a new product candidate, acquired through the Telitacicept License Agreement as described in Note 10.

The following table is a summary of the segment profit or loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Segment expenses:
Telitacicept - gMG(a)	$13,069	$—	$13,069	$—
Trem-cel(a)	(102)	4,068	9,375	12,548
VCAR33(a)	(60)	1,778	5,995	6,140
Other research and development(a)	456	3,080	228,595	9,374
Salaries and benefits	2,599	10,742	32,075	33,259
General corporate activities	4,093	4,924	25,956	15,170
Other segment items(b)	792,629	2,967	2,103,774	9,711
Segment expenses:	812,684	27,559	2,418,839	86,202
Segment net loss	$(812,684)	$(27,559)	$(2,418,839)	$(86,202)

(a) Includes only external research and development expenditures.

(b) Other segment items are primarily comprised of taxes, interest income on marketable securities and certain non-cash expenses such as change in fair value of warrant liabilities, stock-based compensation, depreciation expense, and non-cash lease expense.

The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM additionally reviews cash, cash equivalents and marketable securities when reviewing segment assets. As of September 30, 2025, the Company’s cash, cash equivalents and marketable securities were $170.5 million. The Company does not provide its CODM with any more detailed segment asset information than what is included on the Company’s condensed consolidated balance sheets.

14. Related Party Transactions

2025 Private Placement

As discussed in Note 7, on June 25, 2025, the Company entered into a purchase agreement with certain institutional investors pursuant to which the Company issued and sold warrants to purchase the Company's common stock. RA Capital Healthcare Fund, L.P. purchased warrants to purchase up to 10,000,000 shares of the Company's common stock for gross proceeds of $50.0 million. RA Capital Healthcare Fund, L.P. and its affiliates beneficially own more than 5% of the Company’s common stock. Joshua Resnick, M.D., a member of the Company’s board of directors at the time of the transaction, is a managing director at RA Capital Management L. P., an affiliate of RA Capital Healthcare Fund, L.P. On August 25, 2025, Dr. Resnick resigned as a director, and on August 27, 2025, the Company’s board of directors appointed Sarah Reed to fill the vacancy created by the resignation of Dr. Resnick. Ms. Reed serves as general counsel of RA Capital Management, L.P. The terms of the warrants are further described in Note 7 and none of the warrants have been exercised as of September 30, 2025.

Sale of Intellectual Property

On September 22, 2025, the Company entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell certain intellectual property related to the Company’s previous product candidates trem-cel and VCAR33 to SyzygyMed Inc. (“Syzygy”) for $1.1 million in cash consideration. Syzygy is wholly owned by Reprogrammed Interchange LLC, a beneficial owner of more than five percent of the Company’s common stock.

15. Subsequent Events

At-the-Market Sales Activity

During October 2025, the Company sold 1,370,111 shares of common stock under the existing at-the-market sales agreement with Stifel, Nicolaus & Company, Incorporated as the agent (the "Stifel ATM Facility"). The shares were sold at a weighted-average price per share of $36.73 for aggregate net proceeds of $49.8 million, after deducting commissions. Following these sales, $48.9 million remained available to be sold under the Stifel ATM Facility.

Underwritten Public Offering

On November 12, 2025, the Company issued and sold 10,000,000 shares of common stock in an underwritten public offering at a price to the public of $10.00 per share, for net proceeds of approximately $93.7 million, after deducting the underwriting discounts and commissions and estimated offering expenses. In addition, on November 12, 2025, the underwriters exercised in full their option to purchase 1,500,000 additional shares of common stock at the public offering price, less the underwriting discounts and commissions. The closing of the purchase of the additional shares is expected to occur on November 14, 2025, subject to satisfaction of customary closing conditions, for additional expected net proceeds of $14.1 million, after deducting the underwriting discounts and commissions.

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

Overview

Vor Bio is a clinical-stage biopharmaceutical company focused on developing a novel therapy in the treatment of autoimmune diseases. In June 2025, we in-licensed telitacicept from RemeGen Co., Ltd. (“RemeGen”). Telitacicept is approved in China for the treatment of generalized myasthenia gravis (“gMG”), systemic lupus erythematosus (“SLE”) and rheumatoid arthritis (“RA”). RemeGen has also filed Biologics License Applications (“BLAs”) in China for the treatment of Sjögren’s disease (“SD”) and IgA nephropathy (“IgAN”).

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

Telitacicept is currently being evaluated in a global Phase 3 clinical trial, for which we are assuming responsibility from RemeGen in connection with the license agreement, for the treatment of gMG. The trial is currently recruiting patients in North America, Europe, Latin America, and Asia to support potential approval in the United States, Europe, Japan and other countries. In July 2024, the clinical trial enrolled a patient in the United States, the first in the global clinical trial.

The data from the open-label treatment period (Part B) of the Phase 3 trial were presented at the American Association of Neuromuscular & Electrodiagnostic Medicine (“AANEM”) meeting in October 2025. The data at week 48 demonstrated:

•
Patients on telitacicept throughout the trial achieved a -7.5 mean MG-ADL change from baseline, while placebo crossover patients achieved -6.3; 96.2% of continuous patients and 90.2% of crossover patients reached ≥3-point improvement.
•
Patients on telitacicept throughout the trial achieved a -9.8 mean QMG change from baseline, while placebo crossover patients achieved -9.3; 94.2% of continuous patients and 90.2% of crossover patients reached ≥5-point improvement.
•
Telitacicept demonstrated a favorable safety profile comparable to placebo and consistent with prior clinical trials and post-marketing data across other autoimmune indications, including SLE, RA, SD and IgAN. No new safety signals were observed. Most adverse events were mild to moderate in severity.
•
No injection site reactions were reported during the open-label extension period in patients previously on telitacicept. Injection site reactions in placebo crossover patients were mild, self-resolving and did not lead to discontinuation.

Our broader development plan includes exploring development of telitacicept in additional autoantibody-driven diseases where BAFF / APRIL signaling is a validated target, supported by prior clinical experience and mechanistic rationale. This includes Sjögren’s disease, one of the most common systemic autoimmune diseases globally. There are no approved disease-modifying systemic therapies for the treatment of Sjögren’s disease.

The data from the RemeGen-sponsored Phase 3 trial conducted in China evaluating telitacicept in SD were presented at the American College of Rheumatology (“ACR”) Convergence meeting in October 2025. The 48-week results demonstrated:

•
Mean change in ESSDAI score from baseline: At week 24, -4.4 (160mg), -3.0 (80mg), and -0.6 (placebo); at week 48, -4.6 (160mg), -3.2 (80mg), and -0.4 (placebo). These data demonstrate durable, dose-dependent improvement in systemic disease activity.

•
Mean change in ESSPRI score from baseline: At week 24, -1.88 (160mg), -1.31 (80mg), and -0.36 (placebo); at week 48, -2.56 (160mg), -1.74 (80mg), and -0.41 (placebo). These data showed sustained symptomatic benefit in dryness, fatigue, and pain.
•
≥3-point ESSDAI score improvement: At week 24, 71.8% (160mg), 47.1% (80mg), and 19.3% (placebo); at week 48, 73.0% (160 mg), 49.1% (80mg), and 16.5% (placebo).
•
Participants with ESSDAI score <5 (low disease activity): At week 24, 49.6% (160mg), 28.8% (80mg), and 10.9% (placebo); at week 48, 55.0% (160mg), 32.7% (80mg), and 12.2% (placebo).
•
Participants with ≥1-point or ≥15% ESSPRI score reduction: At week 24, 86.2% (160mg), 63.0% (80mg), and 32.2% (placebo); at week 48, 89.1% (160mg), 75.4% (80mg), and 33.3% (placebo).
•
Change from baseline in MFI-20 total (fatigue): At weeks 24 and 48, telitacicept 160mg and telitacicept 80mg each produced a statistically significant reduction in fatigue versus 80mg and placebo, with improvements sustained through the open-label extension period.
•
Telitacicept demonstrated a favorable safety profile comparable to placebo and consistent with prior studies across other autoimmune indications, including systemic lupus erythematosus, rheumatoid arthritis, myasthenia gravis, and IgA nephropathy. No new safety signals were observed. Most adverse events were mild to moderate in severity.

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

During the nine months ended September 30, 2025, we incurred restructuring costs of $29.7 million which is comprised of severance payments, stock-based compensation modifications, loss on disposal of long-lived assets and accelerated depreciation and amortization on long-lived assets and right-of-use assets.

We have incurred significant operating losses since inception, including net losses of $812.7 million and $2,418.8 million for the three and nine months ended September 30, 2025, respectively and $116.9 million for the year ended December 31, 2024. As of September 30, 2025, we had an accumulated deficit of $2,875.8 million.

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $170.5 million. Based on our current operating plan and considering the net proceeds of $49.8 million from the sale of shares of common stock under our at-the-market sales facility during October 2025 and the approximately $107.8 million in net proceeds and expected net proceeds from the November 2025 Offering (as defined below), we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, costs, and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates. During the nine months ended September 30, 2025, in connection with our decision to wind down clinical and manufacturing operations related to previous product candidates, we have revised certain estimates related to accrued research and development. There have been no other material changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report.

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

Other Income

Other income represents the proceeds received from the sale of certain intellectual property related to the Company’s previous product candidates trem-cel, VCAR33 and VADC45.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents the change in the fair value of liability-classified warrants due to changes in their intrinsic value resulting from changes in the quoted price of the Company’s common stock underlying the warrants.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$14,142	$21,817	$(7,675)
General and administrative	13,965	6,696	7,269
Total operating expenses	28,107	28,513	(406)
Loss from operations	(28,107)	(28,513)	406
Other income (expense):
Interest income	1,731	954	777
Other income	4,149	—	4,149
Change in fair value of warrant liabilities	(790,457)	—	(790,457)
Total other (expense) income	(784,577)	954	(785,531)
Net loss	$(812,684)	$(27,559)	$(785,125)

	Nine Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$302,342	$67,962	$234,380
General and administrative	33,340	21,912	11,428
Total operating expenses	335,682	89,874	245,808
Loss from operations	(335,682)	(89,874)	(245,808)
Other income (expense):
Interest income	3,073	3,672	(599)
Other income	4,149	—	4,149
Change in fair value of warrant liabilities	(2,090,379)	—	(2,090,379)
Total other (expense) income	(2,083,157)	3,672	(2,086,829)
Net loss	$(2,418,839)	$(86,202)	$(2,332,637)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended September 30,
	2025	2024	Change
External research expenses:
Telitacicept - gMG	$13,069	$—	$13,069
Trem-cel	(102)	4,068	(4,170)
VCAR33	(60)	1,778	(1,838)
Other research and development	456	3,080	(2,624)
Internal research expenses:
Salaries and benefits (including stock-based compensation)	677	9,400	(8,723)
Manufacturing, facilities, and other research expenses	102	3,491	(3,389)
Total research and development expenses	$14,142	$21,817	$(7,675)

	Nine Months Ended September 30,
	2025	2024	Change
External research expenses:
Telitacicept - gMG	$13,069	$—	$13,069
Trem-cel	9,375	12,548	(3,173)
VCAR33	5,995	6,140	(145)
Other research and development	228,595	9,374	219,221
Internal research expenses:
Salaries and benefits (including stock-based compensation)	23,117	28,973	(5,856)
Manufacturing, facilities, and other research expenses	22,191	10,927	11,264
Total research and development expenses	$302,342	$67,962	$234,380

Research and development expenses were $14.1 million for the three months ended September 30, 2025, compared to $21.8 million for the three months ended September 30, 2024. The decrease of $7.7 million was primarily due to lower stock-based compensation and personnel costs as the Company had lower headcount following the implementation of the Restructuring Plan and reduced spend on its previous programs, trem-cel and VCAR33, partially offset by the $13.1 million increase in spend on telitacicept - gMG, as the Company began research and development activities for the new program.

Research and development expenses were $302.3 million for the nine months ended September 30, 2025, compared to $68.0 million for the nine months ended September 30, 2024. The increase of $234.4 million was primarily due to the upfront consideration transferred for the license agreement with RemeGen for telitacicept (the “Telitacicept License Agreement”) of $222.6 million, $13.1 million in research and development activities on telitacicept-MG as the Company began research and development activities for the new program, $3.3 million in loss on disposal of long-lived assets, and $11.2 million in accelerated depreciation and amortization due to the abandonment of long-lived assets (including the right-of-use asset) and the early termination penalty for the lease, partially offset by lower stock-based compensation and personnel costs as the Company had lower headcount following the Restructuring Plan.

General and Administrative Expenses

General and administrative expenses were $14.0 million for the three months ended September 30, 2025, compared to $6.7 million for the three months ended September 30, 2024. The increase of $7.3 million was primarily due to an increase in stock-based compensation expense.

General and administrative expenses were $33.3 million for the nine months ended September 30, 2025, compared to $21.9 million for the nine months ended September 30, 2024. The increase of $11.4 million was primarily due to an increase in stock-based compensation expense, an increase in personnel costs from the termination payments owed to employees subject to the Restructuring Plan, and an increase in facilities and other expenses from accelerated depreciation and loss on disposals of long-lived assets.

Other Income (Expense)

Other income (expense) decreased by $785.5 million during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Other income (expense) decreased by $2,086.8 million during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in other income (expense) in both periods was primarily due to the issuance of liability-classified warrants and the subsequent changes in fair value of the warrant liabilities resulting from changes in the quoted price of the Company’s common stock underlying the warrants, offset in part by the proceeds from the sale of intellectual property related to the Company’s previous programs.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and have received aggregate net proceeds from financing transactions of approximately $711.7 million as of September 30, 2025.

On March 20, 2025, we filed a universal shelf registration statement (the “Shelf Registration Statement”), to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. As of September 30, 2025, $329.5 million remains available under this Shelf Registration Statement, including $99.2 million reserved for at-the-market offerings discussed below. Following the additional at-the-market sales during October 2025 and the November 2025 Offering, assuming the closing of the purchase of the 1,500,000 additional shares by the underwriters occurs, $158.9 million remains available under this Shelf Registration Statement, with $48.9 million reserved for at-the-market offerings.

At-the-Market Sales Agreement

In December 2022, we entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the "Stifel ATM Facility"). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million. We will pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We sold 540,750 shares of our common stock under the Stifel ATM Facility during the nine months ended September 30, 2025 at a weighted-average price per share of $37.89 for aggregate net proceeds of $20.3 million, after deducting commissions. As of September 30, 2025, $99.2 million remained available to be sold under the Stifel ATM Facility.

During October 2025, we sold an additional 1,370,111 shares of our common stock under the Stifel ATM Facility at a weighted-average price per share of $36.73 for aggregate net proceeds of $49.8 million, after deducting commissions. Following these sales, $48.9 million remained available to be sold under the Stifel ATM Facility.

Underwritten Public Offering

On November 12, 2025, we issued and sold 10,000,000 shares of common stock in an underwritten public offering at a price to the public of $10.00 per share, for net proceeds of approximately $93.7 million, after deducting the underwriting discounts and commissions and estimated offering expenses. In addition, on November 12, 2025, the underwriters exercised in full their option to purchase 1,500,000 additional shares of common stock at the public offering price, less the underwriting discounts and commissions. The closing of the purchase of the additional shares is expected to occur on November 14, 2025, subject to satisfaction of customary closing conditions, for additional expected net proceeds of $14.1 million, after deducting the underwriting discounts and commissions (collectively, the “November 2025 Offering”).

Cash Requirements

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $170.5 million. We will need to raise additional capital in the future to fund our planned future operations. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that if we do obtain additional funding, that such funding will be obtainable on terms satisfactory to us. In the event that we are unable to obtain sufficient additional funding, there can be no assurance that we will be able to continue as a going concern.

Based on our current operating plan and considering the additional at-the-market sales during October 2025 and the net proceeds and expected net proceeds from the November 2025 Offering, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of our equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of our equity or convertible debt securities, including through the use of the Stifel ATM Facility, the ownership interest of our shareholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our platform technology, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from geopolitical tensions and adverse macroeconomic conditions or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(119,912)	$(75,597)
Net cash provided by investing activities	172	96,929
Net cash provided by financing activities	196,008	106
Net increase in cash, cash equivalents and restricted cash equivalents	$76,268	$21,438

Operating Activities

Net cash used in operating activities was $119.9 million for the nine months ended September 30, 2025, reflecting a net loss of $2,418.8 million, offset by changes in operating assets and liabilities of $7.0 million and non-cash charges of $2,291.9 million. The non-cash charges primarily consisted of the change in fair value of warrant liabilities of $2,090.4 million and the issuance of pre-funded warrants in connection with the acquisition of in-process research and development of $177.4 million.

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

The $44.3 million increase in net cash used in operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the $45.0 million up-front license payment due under the Telitacicept License Agreement.

Investing Activities

Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2025, which consisted of proceeds from the sales of property and equipment of $0.8 million, partially offset by $0.6 million in purchases of property and equipment. Net cash provided by investing activities was $96.9 million for the nine months ended September 30, 2024, which consisted of proceeds of $107.0 million from the maturity of marketable securities, partially offset by purchases of $9.9 million of marketable securities and $0.2 million of property and equipment.

Financing Activities

Net cash provided by financing activities was $196.0 million for the nine months ended September 30, 2025, which primarily consisted of $175.0 million in proceeds from the issuance of pre-funded warrants, $20.3 million in proceeds from the issuance of common stock under the Stifel ATM Facility, and $2.1 million in proceeds from the exercise of stock options and issuance of shares under the ESPP, partially offset by $1.2 million of issuance costs related to the December 2024 private placement and June 2025 private placement. Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2024, which consisted of proceeds from the issuance of common stock under the Stifel ATM Facility of $0.3 million and proceeds from exercise of stock options and issuance of shares under the ESPP of $0.1 million, offset by $0.3 million of taxes paid related to net share settlement of equity awards.

Contractual Obligations and Other Commitments

As noted in Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we amended our lease for corporate office and laboratory real estate space to terminate on August 4, 2025. On June 30, 2025, we abandoned such space and have no remaining contractual payments related to the leased space. As further noted in Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, on August 12, 2025, we entered into a non-cancellable lease relating to corporate office space, with a term expiring in August 2031.

Other commitments include license and collaboration agreements we have entered into with certain parties including the Telitacicept License Agreement discussed in Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Such arrangements require ongoing payments, including payments upon the achievement of certain development, regulatory and commercial milestones, receipt of sublicense income, as well as royalties on commercial sales. Payments under these arrangements will generally be expensed as incurred.

Other than the changes discussed above, during the nine months ended September 30, 2025, there were no additional significant changes in contractual obligations and commitments from that described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Other Commitments” in our 2024 Annual Report.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have not generated any revenue and have incurred significant operating losses. For the nine months ended September 30, 2025 and 2024 our net loss was $2,418.8 million and $86.2 million, respectively. As of September 30, 2025, we had an accumulated deficit of $2,875.8 million. We have financed our operations primarily through the sale of our capital stock, including the sale of warrants to purchase our common stock. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking studies of potential product candidates and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
advance and complete clinical trials of telitacicept in gMG;
•
initiate clinical development of telitacicept in additional indications, including Sjögren’s disease;
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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of telitacicept for the treatment of gMG and initiate clinical development of telitacicept in additional indications, including Sjögren’s disease, and otherwise continue to advance our research programs in support of our pipeline. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Further, we expect to continue to incur significant additional costs associated with operating as a public company this year and in future years. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

As of September 30, 2025, our cash, cash equivalents and marketable securities were $170.5 million. We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2025, together with the net proceeds from at-the-market sales during October 2025 and the net proceeds and expected net proceeds from the November 2025 Offering, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2027. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, government or private party grants, debt financings, collaborations, strategic alliances and licensing arrangements. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, such as our issuance and sale of 11,500,000 shares of common stock in the November 2025 Offering (assuming the closing of the purchase of the additional shares by the underwriters occurs) and sales made pursuant to our at-the-market facility, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends and possibly other restrictions.

For example, we have raised substantial amounts of capital through the issuance of warrants to purchase shares of our common stock. In December 2024, we issued and sold to certain institutional investors an aggregate of (i) 2,793,562 shares of common stock and (ii) warrants to purchase up to 3,491,953 shares of common stock (the “2024 Warrants”). In June 2025, we issued and sold to certain institutional investors warrants to purchase up to 34,999,999 shares of common stock (the “2025 PIPE Warrants”), and we also issued a warrant to purchase up to 16,000,000 shares of common stock (the “RemeGen Warrant”) as partial consideration for the Telitacicept License Agreement to a subsidiary of RemeGen. As of September 30, 2025, the 2024 Warrants and RemeGen Warrant remained outstanding and unexercised, and 32,854,170 of the 2025 PIPE Warrants remain outstanding and unexercised. In addition, as of September 30, 2025, we have outstanding options to purchase 5,280,272 shares of common stock and 883,136 restricted stock units, and we have 1,893,219 shares of common stock available for future issuance under our 2023 Inducement Plan, 1,739,508 shares of common stock available for future issuance under our Amended and Restated 2021 Equity Incentive Plan and 115,932 shares of common stock available for issuance under our Employee Stock Purchase Plan. Should all of these shares be issued, you would experience substantial dilution in ownership of our common stock.

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

Competition in the autoimmune field is intense and involves multiple monoclonal antibodies (mAbs), other biologics and small molecules either already marketed or in development by many different companies including large pharmaceutical companies such as AbbVie, Inc. (Humira/rheumatoid arthritis), Amgen, Inc. (Uplinza/Myasthenia Gravis, Enbrel/rheumatoid arthritis), Argenx (VYVGART/Myasthenia Gravis), Biogen Inc, (Tysabri/multiple sclerosis), GlaxoSmithKline plc (Benlysta/lupus), F. Hoffman-La Roche AG (Rituxan/often used off label) and Johnson & Johnson (Imaavy/Myasthenia Gravis, Remicade/rheumatoid arthritis and Stelara/psoriasis).

We face and expect to continue to face intense competition from other biopharmaceutical companies, who have launched or are developing products for the treatment of gMG and other autoimmune diseases. Competition for other indications is also fierce, with significant development in almost all of the indications we may develop for our product candidates. For example, we are aware of several neonatal Fc receptor (FcRn) inhibitors that are in clinical development and one FcRn inhibitor, Rystiggo (rozanolixizumab-noli), which was approved in June 2023, and another, Imaavy (nipocalimab-aahu), which was approved in April 2025 for the treatment of adults and pediatric patients age 12 and above with gMG who are AChR-AB+ or MuSK-AB+. We are also aware that AstraZeneca PLC is selling Soliris and Ultomiris for the treatment of adult patients with gMG who are AChR-AB+ and that UCB is selling Rystiggo for the treatment of adult patients with gMG who are AChR-AB+ or MuSK-AB+ and Zilbrysq for the treatment of adult patients with gMG who are AChR-AB+. Novartis AG, CSL Behring, Grifols, S.A., Curavac, Inc., Takeda Pharmaceutical Co Ltd, Immunovant, Inc., Cartesian Therapeutics, Inc., Amgen, Kyverna, Dianthus, and Regeneron Pharmaceuticals Inc./Alnylam Pharmaceuticals, Inc., among others, are developing drugs that may have utility for the treatment of myasthenia gravis (MG).

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

Results from preclinical studies are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. This risk is heightened when clinical trials involve only a small number of patients, which makes it difficult to predict whether early results from these trials will be indicative of the final results of the trials or be replicated in future trials. Further, success in preclinical studies and earlier stage clinical trials of telitacicept conducted by RemeGen, or the fact that telitacicept has received marketing approval in China in multiple indications, does not ensure that later clinical trials conducted by us will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. For example, the results of RemeGen’s Phase 3 clinical trial of telitacicept in gMG may not be replicated in our ongoing global Phase 3 clinical trial of telitacicept in gMG due to a variety of factors, including differences in trial design, patient demographics and enrollment and placebo rates. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. This failure to establish sufficient efficacy and safety could cause us to abandon clinical development of our product candidates.

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

We have contracted and will continue to contract with third parties for the manufacture and supply of materials for development of our product candidates, advancement of our current and future clinical trials, and potential commercialization of our product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities and quality of such materials, product candidates or any products that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, layoffs, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to cleared or approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, the Trump administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. Additionally, over the last several years, the U.S. government has shut down multiple times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If funding for the FDA is reduced, FDA priorities change, or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Federal and state governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs. For example, on July 4, 2025, the annual reconciliation bill, the "One Big Beautiful Bill Act" (“OBBBA”) was signed into law which, is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additionally, the IRA also, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”), to negotiate the price of certain high expenditure single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”), and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten products that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third party coverage and reimbursement may be enacted in the future, or what effect such legislation, regulations or policies would have on our business. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions for example include (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establish an AI task force and develop a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs of imported pharmaceutical products; (6) and directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans and (7) as part of the Make America Healthy Again (“MAHA”) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Any cost containment measures could significantly decrease the available coverage and the price we might establish for our potential products, which would have an adverse effect on our net revenues and operating results.

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

Our stock price is, and is likely to continue to be, volatile. For example, our stock traded within a range of a high price of $53.40 and a low price of $3.02 per share for the period of January 1, 2025 through November 11, 2025. As a result of volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, in December 2022 we filed a registration statement on Form S-3 to register the resale of up to 581,395 shares of common stock held by RA Capital Healthcare Fund L.P. which were purchased from us in a private placement, and in January 2025 we filed a registration statement on Form S-3 to register the resale of up to an aggregate of 6,285,515 shares of common stock held by Reprogrammed Interchange LLC and entities affiliated with RA Capital Management, L.P., consisting of (i) 2,793,562 shares of common stock and (ii) 3,491,953 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock, which were purchased from us in a private placement. We have also filed a registration statement on Form S-3 to register the resale of up to 34,999,999 shares of common stock issuable upon exercise of outstanding warrants, which were purchased from us by certain institutional investors in a private placement, and 16,000,000 shares of common stock that are issuable upon exercise of a warrant to purchase common stock issued to RemeGen as partial consideration for our license agreement with RemeGen, and this registration statement is expected to become effective in December 2025.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially own shares representing a substantial amount of our outstanding common stock. In particular, our two largest stockholders, RA Capital Management, L.P. and Reprogrammed Interchange LLC, together with their affiliates, collectively hold approximately 13.7% of our outstanding common stock, as well as warrants to purchase shares of our common stock warrants, which, if exercised, would result in such stockholders owning an even larger percentage of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and would control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will be an emerging growth company during this year and may remain an emerging growth company through 2026. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and being permitted to provide only two years of audited financial statements. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. For example, we did not include all of the executive compensation related information in our Annual Report that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including as a result of heightened inflation and interest rates. A severe or prolonged economic downturn, or additional global financial crises, including related to potential future pandemics, the Russia-Ukraine and Israel-Hamas armed conflicts or U.S.-China trade and political tensions, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Significant political, trade, or regulatory developments in the United States or other countries in which we have clinical trials, third party suppliers or service providers may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. We could also be affected by new and increased tariffs between the United States and other countries, including China. These additional tariffs and any retaliatory tariffs by other countries could substantially increase our costs associated with the manufacture and supply of our product candidates. The global trade environment is rapidly evolving, and the United States and other countries may impose additional new tariffs, the scope of which we are unable to predict but that may adversely impact our business. If our or the activities of our third party suppliers or service providers fall within the scope of any of these or other tariffs, our costs may increase significantly. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Item 5. Other Information

Director and Officer Trading Arrangements

During the quarter ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	May 23, 2025
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	September 17, 2025
3.4	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021
4.1	Form of Common Stock Certificate of the Registrant	S-3	333-290490	4.5	September 24, 2025
4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated June 30, 2020	S-1/A	333-252175	4.2	February 1, 2021
10.1+	Employment Agreement, dated as of July 9, 2025, by and between the Registrant and Sandesh Mahatme	8-K	001-39979	10.1	July 10, 2025
10.2+	Employment Agreement, dated as of July 17, 2025, by and between the Registrant and Qing Zuraw	8-K	001-39979	10.1	July 22, 2025
10.3*	License Agreement, dated as of June 25, 2025, by and between RemeGen Co, Ltd. and the Registrant	10-Q	001-39979	10.9	August 12, 2025
10.4^	Lease Agreement, dated August 5, 2025, by and between the Company and 500 Boylston & 222 Berkeley Owner (DE) LLC	10-Q	001-39979	10.10	August 12, 2025
10.5+	Vor Biopharma Inc. Amended and Restated 2021 Equity Incentive Plan	8-K	001-39979	10.1	August 27, 2025
10.6+	Amendment to Employment Agreement, dated November 2, 2025, by and between the Registrant and Qing Zuraw					X
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

						X
32.1†	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL.

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

VOR BIOPHARMA INC.

Date: November 13, 2025	By:	/s/ Jean-Paul Kress
Jean-Paul Kress President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Sandy Mahatme
Sandy Mahatme Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)