Form 10-K
period 2025-12-31
Vor Biopharma Inc.
filed 2026-03-30
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant's common stock, $0.0001 par value per share (“Common Stock”), held by non-affiliates of the registrant was approximately $76.1 million based upon the closing price of the Common Stock on June 30, 2025.

The number of shares of the registrant’s Common Stock outstanding as of March 23, 2026 was 48,847,504.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Special Note Regarding Forward-Looking Statements and Industry Data

This Annual Report contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “might,” “intend,” “target,” “ongoing,” “project,” “estimate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions intended to identify statements about the future. These statements speak only as of the date of this Annual Report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

•
the timing, progress and results of our clinical trials of our product candidate and clinical trials for any future product candidates, including statements regarding the timing and pace of initiation, enrollment and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and plans with respect to our research and development programs;
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
•
our expectations regarding the closing of the 2026 Private Placement;

•
our competitive position and the development of and projections relating to our competition or our industry; and
•
the impact of laws and regulations.

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

All brand names or trademarks appearing in this Annual Report are the property of their respective owners.

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
•
We will continue to contract with third parties for the manufacture and supply of materials for development of our product candidates, advancement of our current and future clinical trials, and potential commercialization of our product candidates. This increases the risk that we will not have sufficient quantities and quality of such materials for the development of our product candidates, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
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

PART I

Item 1. Business.

Overview

Vor Biopharma, Inc. ("Vor Bio") is a clinical-stage biopharmaceutical company focused on developing a novel therapy in the treatment of autoimmune diseases. In June 2025, we in-licensed telitacicept from RemeGen Co., Ltd. (“RemeGen”). Pursuant to our license agreement with RemeGen, we were granted an exclusive license to develop and commercialize telitacicept outside of the Greater China region, which includes mainland China, Hong Kong, Macau and Taiwan. RemeGen retains development and commercialization rights in Greater China.

Telitacicept is approved in China for the treatment of systemic lupus erythematosus (“SLE”), rheumatoid arthritis (“RA”), and generalized myasthenia gravis (“gMG”), and has two Biologics License Applications ("BLAs") filed and pending in China for the treatment of Sjögren’s disease (“SjD”) and IgA nephrapathy (“IgAN”). Our global Phase 3 clinical trial in gMG is currently underway across the United States, Europe, South America, and Asia to support potential approval in the United States, Europe, and Japan. We have recently initiated a global Phase 3 clinical trial in SjD, with the first patient dosing in March 2026, and anticipate enrolling at clinical sites across the United States, Europe, South America, and Asia to support potential approval in the United States, Europe, and Japan.

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

Our Strategy

Vor Bio is executing a focused strategy to become a leading global company in autoimmune therapeutics. Our strategic priorities include:

1. Rapid Global Development of Telitacicept: We are advancing telitacicept through global Phase 3 trials, with the near-term goal of regulatory approval in the United States, Europe, and Japan for gMG and SjD. Our strategy leverages prior trials of telitacicept conducted in China by RemeGen.

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

Our Autoimmune Programs

Generalized Myasthenia Gravis

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

The 24-week data from Part A of the Phase 3 trial were presented at the 2025 American Academy of Neurology (“AAN”) meeting in April 2025 and in European Academy of Neurology in June 2025. The 48-week data from Part B of the Phase 3 trial were presented at the American Association of Neuromuscular & Electrodiagnostic Medicine (“AANEM”) Annual Meeting in October 2025. The data at week 48 demonstrated:

•
Patients on telitacicept throughout the trial achieved a -7.5 mean MG-ADL change from baseline, while placebo crossover patients achieved -6.3; 96.2% of continuous patients and 90.2% of crossover patients reached ≥3-point improvement.

•
Patients on telitacicept throughout the trial achieved a -9.8 mean QMG change, while placebo crossover patients achieved -9.3; 94.2% of continuous patients and 90.2% of crossover patients reached ≥5-point improvement.
•
Telitacicept demonstrated a favorable safety profile comparable to placebo and consistent with prior clinical trials and post-marketing data across other autoimmune indications, including SLE, RA, SjD, and IgAN. No new safety signals were observed. Most adverse events were mild to moderate in severity.
•
No injection site reactions were reported during the open label extension period in patients previously on telitacicept. Injection site reactions in placebo crossover patients were mild, self-resolving, and did not lead to discontinuation.

Global Phase 3 Clinical Trial in patients with gMG

Telitacicept is currently being evaluated in a global Phase 3 clinical trial, for which we have assumed responsibility from RemeGen in connection with the license agreement, for the treatment of gMG. The trial is currently recruiting in North America, Europe, Latin America and Asia to support potential approval in the United States, Europe and Japan. In July 2024, the clinical trial enrolled a patient in the United States, the first in the global clinical trial. The trial is a randomized, double-blind, placebo controlled trial with an open-label extension period. The primary endpoint is change from baseline in MG-ADL at week 24. Key secondary endpoints include change from baseline in QMG score, proportion of patients achieving MG-ADL score reduction of at least 2 points, proportion of patients achieving QMG score reduction of at least 3 points at week 24 and change from baseline in MG Quality of Life (“MG-QOL15r”) scale at week 24. The MG-QoL15r is a 15-item patient-reported outcome measure designed to assess quality of life in patients with MG. Each item in the scale is scored on a 0-2 point scale, with the total score ranging from 0 to 30. Higher scores indicate a more severe impact of the disease on aspects of the patient's life. A decrease from baseline score indicates improvement.

Topline data from the trial is anticipated in the first half of 2027.

Sjögren’s Disease

SjD is a chronic, systemic autoimmune disorder characterized by lymphocytic infiltration and progressive dysfunction of exocrine glands, most notably the salivary and lacrimal glands, resulting in xerostomia (dry mouth) and keratoconjunctivitis sicca (dry eyes). In addition to glandular involvement, SjD is a heterogeneous, multi-organ disease that may affect the musculoskeletal, pulmonary, renal, neurologic and hematologic systems. The disease is associated with the production of pathogenic autoantibodies, most commonly Anti–Sjögren’s-syndrome-related antigen A ("anti-Ro/SSA") antibodies, and is driven in large part by B-cell hyperactivity and aberrant plasma cell survival. Chronic immune stimulation and persistent B-cell activation increase the risk of serious complications, including non-Hodgkin’s lymphoma.

SjD is one of the most prevalent systemic autoimmune diseases, with an estimated prevalence of more than 300,000 diagnosed patients in the United States alone, and epidemiology broadly comparable to systemic lupus erythematosus. The disease disproportionately affects women, typically in mid-life, and is often underdiagnosed due to heterogeneous presentation and overlap with other autoimmune conditions. Diagnosis is multifactorial and generally requires a combination of serologic markers (including anti-Ro/SSA positivity), objective measures of glandular dysfunction, and systemic disease activity assessments such as the EULAR Sjögren’s Syndrome Disease Activity Index (“ESSDAI”), a clinician-reported instrument that evaluates 12 organ domains to quantify systemic involvement, and EULAR Sjögren’s Syndrome Patient Reported Index (“ESSPRI”), a three-item patient-reported outcome measure designed to assess symptom severity in patients with Sjögren’s disease, including dryness, fatigue and pain.

The treatment goals for SjD include reducing systemic disease activity, preserving glandular function, preventing organ damage and lymphoma, and improving patient-reported symptoms such as dryness, fatigue, and pain. However, there are currently no approved disease-modifying therapies for SjD in the United States. Management is largely symptomatic and supportive, consisting of artificial tears and saliva substitutes for sicca symptoms and off-label use of immunomodulatory agents, including hydroxychloroquine, corticosteroids, mycophenolate mofetil and rituximab, for patients with systemic manifestations. These approaches are often limited by modest efficacy, delayed onset of action, cumulative toxicity, or inconsistent control of disease activity.

Multiple targeted biologic approaches are in clinical development, primarily focused on B-cell biology. These include monoclonal antibodies targeting BAFF-R, CD40-CD40L signaling, and FcRn. FcRn antagonists reduce circulating immunoglobulin G levels and have demonstrated activity in mid-stage trials; however, they may not address other immunoglobulin isotypes or upstream drivers of B-cell dysregulation. CD40 pathway inhibitors aim to modulate T-cell and B-cell co-stimulation but have shown variable efficacy across studies. Anti-BAFF-R agents seek to reduce survival signals for autoreactive B cells, although earlier single-pathway approaches have yielded mixed clinical results. Most recently, a monoclonal antibody targeting BAFF-R showed relatively modest clinical benefit compared to placebo in Phase 3 clinical trials.

Elevated levels of BAFF and APRIL have been observed in patients with SjD and correlate with disease activity and autoantibody production. Dual inhibition of BAFF and APRIL is designed to reduce survival signals for autoreactive B cells and long-lived plasma cells, thereby decreasing pathogenic autoantibody production while preserving broader immune function. We believe that upstream modulation of both pathways may offer the potential for deeper and more durable disease control compared to approaches that focus solely on IgG reduction or single cytokine blockade.

Phase 3 Clinical Trial in patients with SjD in China

Telitacicept was evaluated by RemeGen in a Phase 3 clinical trial in patients with active SjD in China. The trial enrolled 381 patients and consisted of a 24-week double-blind treatment period (“Stage A”) followed by a 24-week double-blind extension period (“Stage B”). In Stage A, patients were randomized 1:1:1 to receive subcutaneous telitacicept 80 mg, telitacicept 160 mg, or placebo once weekly for 24 doses. After completing Stage A, patients automatically entered Stage B and maintained their original blinded treatment assignment, with placebo patients eligible for blinded re-randomization to telitacicept 80 mg or 160 mg if deemed non-responders by investigators.

The primary endpoint of the trial was change from baseline in the ESSDAI score at Week 24 of Stage A. Secondary endpoints included change from baseline in ClinESSDAI, a closely related index focused on clinical features without serologic components, as well as patient-reported outcomes and glandular function measures.

The 48-week data including Stage A and B from the Phase 3 trial were presented at the American College of Rheumatology (“ACR”) Annual Meeting in October 2025. The data at week 48 demonstrated:

•
Mean change in ESSDAI: At week 24, -4.4 (160mg), -3.0 (80mg), and -0.6 (placebo); at week 48, -4.6 (160mg), -3.2 (80mg), and -0.4 (placebo), demonstrating durable, dose-dependent improvement in systemic disease activity.
•
Mean change in ESSPRI: At week 24, -1.88 (160mg), -1.31 (80mg), and -0.36 (placebo); at week 48, -2.56 (160mg), -1.74 (80mg), and -0.41 (placebo), showing sustained symptomatic benefit in dryness, fatigue, and pain.
•
≥3-point ESSDAI improvement: At week 24, 71.8% (160mg), 47.1% (80mg), and 19.3% (placebo); at week 48, 73.0% (160 mg), 49.1% (80mg), and 16.5% (placebo).
•
Participants with ESSDAI <5 (low disease activity): At week 24, 49.6% (160mg), 28.8% (80mg), and 10.9% (placebo); at week 48, 55.0% (160mg), 32.7% (80mg), and 12.2% (placebo).
•
Participants with ≥1-point or ≥15% ESSPRI reduction: At week 24, 86.2% (160mg), 63.0% (80mg), and 32.2% (placebo); at week 48, 89.1% (160mg), 75.4% (80mg), and 33.3% (placebo).
•
Change from baseline in MFI-20 total (fatigue): At weeks 24 and 48, telitacicept 160mg produced a statistically significant and clinically meaningful reduction in fatigue versus 80mg and placebo, with improvements sustained through the open-label extension period.
•
Telitacicept demonstrated a favorable safety profile comparable to placebo and consistent with prior studies across other autoimmune indications, including systemic lupus erythematosus, rheumatoid arthritis, myasthenia gravis, and IgA nephropathy. No new safety signals were observed. Most adverse events were mild to moderate in severity.

Global Phase 3 Clinical Trial in patients with SjD

We have recently initiated a global Phase 3 clinical trial evaluating telitacicept for the treatment of SjD, with first patient dosing in March 2026. The trial anticipates recruiting approximately 250 adults with SjD in the United States, Europe, South America, and Asia. The trial is a randomized, double-blind, placebo-controlled trial. The primary endpoint is change from baseline in the ESSDAI score at week 48. Additional endpoints will evaluate the effect of telitacicept at week 48 across other measures of systemic disease activity, glandular function, and patient-reported symptoms, including change from baseline in ESSPRI score, stimulated whole salivary flow, unstimulated whole salivary flow, Schirmer’s test, Short Form Health Survey (SF-36) score, Functional Assessment of Chronic Illness Therapy-Fatigue (FACIT-F) score, as well as proportion of patients whose ESSDAI score is <5 and ESSPRI score decreased from baseline by ≥ 1 or 15%.

Regulatory Overview

Telitacicept has received Orphan Drug Designation (“ODD”) from both the U.S. Food and Drug Administration (“FDA”) and European Medicines Agency (“EMA”) for the treatment of gMG.

In January 2024, the FDA cleared the Investigational New Drug (“IND”) application for the global multi-center Phase 3 clinical trial of telitacicept for the treatment of adult patients with SjD. In March 2024, telitacicept received Fast-Track Designation (“FTD”) from the FDA for the treatment of adult patients with SjD.

Discontinued Clinical and Preclinical Development Programs

Prior to our in-license of telitacicept from RemeGen, our efforts were focused on developing therapies to treat blood cancers by genetically engineering hematopoetic stem cells (“HSCs”) from healthy donors to remove therapeutic targets and introducing them into patients, thereby creating patients’ bone marrow and blood systems that are shielded from on-target toxicities from targeted therapies, and then coupling targeted therapies such as antibody drug conjugates or our own chimeric antigen receptor (“CAR”) T cell therapies with these shielded HSC transplants. On May 8, 2025, we announced the winddown of our prior clinical and manufacturing operations. Our discontinued clinical and preclinical development programs include the following:

•
Trem-cel: Tremtelectogene empogeditemcel (trem-cel) is a genome-edited hematopoietic stem and progenitor allogeneic donor product candidate where CD33 has been deleted using genome engineering. We were previously evaluating trem-cel in a Phase 1/2a clinical trial (VBP101) in patients with CD33-positive acute myeloid leukemia (“AML”) or myelodysplastic syndrome (“MDS”) at high risk of relapse.
•
VCAR33: VCAR33 is manufactured from lymphocytes collected from the patient’s original transplant donor, generating a CAR-T cell therapy that is exactly matched to the recipient’s engrafted blood system. We were previously evaluating VCAR33 in a Phase 1/2 clinical trial (VBP301) in patients with relapsed or refractory AML after standard-of-care transplant or a trem-cel transplant.
•
Preclinical Programs: Our previous preclinical programs included exploring trem-cel in combination with VCAR33 utilizing cells from the same healthy donor for both trem-cel and VCAR33, which we referred to as the trem-cel+VCAR33 Treatment System; VADC45, an antibody drug conjugate that targets the CD45 protein; and a CD33-CLL1 multiplex-edited HSC therapy in combination with a CD33-CLL1 multi-specific CAR-T therapy, which we referred to as the CD33-CLL1 Treatment System.

In August and September 2025, we sold certain intellectual property related to trem-cel, VCAR33 and VADC45 and assigned certain license agreements related to these product candidates to the buyers, including the exclusive license agreement with The Trustees of Columbia University in the City of New York and patent license agreement with the U.S. Department of Health and Human Services, as represented by National Cancer Institute of the National Institutes of Health.

Recent Events

On March 26, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”) with entities affiliated with TCGX pursuant to which we agreed to issue and sell, in a private placement, an aggregate of

5,338,078 shares (the “Shares”) of common stock, at a price per Share of $14.05, for gross proceeds of approximately $75.0 million (the “2026 Private Placement”). The purchase agreement contains customary representations and warranties of the Company, on the one hand, and the investors, on the other hand, and customary conditions to closing. The closing of the 2026 Private Placement is expected to occur on March 30, 2026, subject to satisfaction of closing conditions.

In connection with the 2026 Private Placement, we also entered into a registration rights agreement, dated March 26, 2026 (the “Registration Rights Agreement”), with the investors in the 2026 Private Placement. Pursuant to the terms of the Registration Rights Agreement, we agreed to prepare and file with the Securities and Exchange Commission (“SEC”) a registration statement on Form S-3 (the “Private Placement Registration Statement”) to register for resale the Shares within 30 days of the closing date of the 2026 Private Placement and to use our reasonable best efforts to have the Private Placement Registration Statement declared effective at the earliest possible date, but no later than 60 days after the closing date of the 2026 Private Placement, subject to extension under the terms of the Registration Rights Agreement. The Registration Rights Agreement provides for liquidated damages if we fail to meet certain filing or effectiveness deadlines, subject to specified caps. The Registration Rights Agreement includes customary provisions regarding payment of fees and expenses and indemnification.

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

Manufacturing

We plan to rely on third-party contract manufacturers for clinical manufacturing of required raw materials, manufacturing devices, active pharmaceutical ingredients and finished product for our research and clinical manufacturing. We do not have long-term agreements with any of these third parties. We also do not have any current contractual relationship for the manufacture of material for clinical trials beyond Phase 3 or commercial supplies. We intend to enter into agreements with third-party contract manufacturers and one or more backup manufacturers for future production. We continue to analyze the feasibility of building manufacturing capabilities for future development and commercial quantities of any products that we develop. Such products will need to be manufactured in facilities, and by processes, that comply with the requirements of the FDA and the regulatory authorities of other jurisdictions in which we are seeking approval.

Competition

The autoimmune field is a competitive landscape involving multiple fusion protein class members (atacicept, povetacicept), monoclonal antibodies, other biologics, chimeric antigen receptor (CAR) T cells and small molecules either already marketed or in development by many different companies including, but not limited to Alexion, Amgen, Argenx, Dianthus, Johnson & Johnson, UCB, and Vertex.

Reverse Stock Split

On September 18, 2025, the Company effected a 1-for-20 reverse stock split of its common stock. The par value and the number of authorized shares of common stock were not adjusted as a result of the reverse stock split. All share and per share amounts for all periods presented in this Annual Report, including the consolidated financial statements and the notes thereto, have been adjusted retroactively, where applicable, to reflect the effect of this reverse stock split.

License Agreements

Telitacicept License Agreement

In June 2025, we entered into a license agreement with RemeGen (the “Telitacicept License Agreement”) granting us an exclusive (even as to RemeGen) license under RemeGen’s patents and know-how to exploit, develop and commercialize telitacicept and related products in all territories other than Greater China, with the right to grant sublicenses. We also received a non-exclusive license to manufacture the licensed products worldwide solely for use in the licensed territory. In exchange, RemeGen received an exclusive, perpetual and irrevocable license under our intellectual property to exploit and manufacture the licensed products in Greater China, as well as a non-exclusive, fully paid-up license to manufacture the licensed products worldwide for use in Greater China. We are responsible for all development, regulatory and commercialization activities and costs in the licensed territory, including the conduct of clinical trials and regulatory submissions.

As consideration for the Telitacicept License Agreement, we paid RemeGen an upfront payment of $125 million, consisting of a cash payment of $45 million and the issuance of $80 million in equity to a subsidiary of RemeGen in the form of a warrant to purchase 16,000,000 shares of our common stock at an exercise price of $0.0001 per share. RemeGen is eligible to receive up to $330 million in regulatory milestone payments and up to $3.775 billion in sales milestone payments. In addition, RemeGen is entitled to receive tiered royalties on net sales of the licensed products in the licensed territory, ranging from high single digit to mid-teen percentages of net sales, subject to customary reductions. If we enter into a sublicense or divest rights to the licensed products prior to a specified development event and other than in connection with a change of control, RemeGen is entitled to receive a single digit percentage of certain net proceeds from such transaction.

The Telitacicept License Agreement may be terminated, in its entirety or on a region-by-region basis, by either party for material breach (subject to cure periods and dispute resolution) or insolvency of the other party, by us for convenience with advance notice, or by RemeGen if we challenge the validity of licensed patents. Upon termination, all rights and licenses in the terminated region will revert to RemeGen, with a wind-down period for us to cease activities.

Intellectual Property

The patent portfolio licensed from RemeGen includes a first patent family directed to the telitacicept composition of matter, with a granted patent in each of the United States, China, Europe, Japan, Korea, Russia, Brazil, and India. The patents granted in this family outside of China are expected to expire in 2028, absent any applicable patent term extensions.

Three additional families licensed from RemeGen are directed to formulations of telitacicept. A first family covering aqueous liquid formulations includes applications pending in the United States, Canada, Brazil, India, Singapore, Korea, and Hong Kong with granted patents in each of the United States, Australia, Russia, China, Japan, and Europe. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2040, absent any applicable patent term extensions.

A second family covering liquid preparations includes applications pending in the United States, Canada, Russia, Australia, Europe, India, Brazil, Japan, China, Indonesia, Mexico, Korea, Israel, and Singapore, with a granted patent in Taiwan. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2043, absent any applicable patent term extensions. A third family covering protected liquid formulations of telitacicept includes a pending PCT international application. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2044, absent any applicable patent term extensions.

Nine additional families licensed from RemeGen are directed to methods and uses of telitacicept for the treatment of specific conditions. A first family covering the treatment of systemic lupus erythematosus includes applications filed in the United States, Canada, Korea, and Singapore, with granted patents in Russia and Australia. Any patents that grant from applications claiming priority to this patent family would be expected to expire in 2039, absent any applicable patent term extensions.

A second family covering the treatment of IgA nephropathy includes applications filed in the United States, Russia, Australia, Canada, Brazil, Europe, Korea, Singapore, Hong Kong, and Taiwan, with a granted patent in Japan. A third family covering the treatment of Sjogren's syndrome includes applications filed in the United States, Australia, Canada, Brazil, Europe, Korea, Japan, Singapore, China, Hong Kong, and Taiwan, with a granted patent in Russia. Any patents that grant from applications claiming priority to these patent families would be expected to expire in 2042, absent any applicable patent term extensions.

A fourth family covering the treatment of myasthenia gravis includes applications filed in the United States, Canada, Australia, Russia, Europe, Brazil, Japan, China, Singapore, Korea, Indonesia, Mexico, Israel, and Hong Kong, with a granted patent in Taiwan. A fifth family covering the treatment of membranous nephropathy includes applications filed in the United States, Taiwan, China, Europe, and Japan. Any patents that grant from applications claiming priority to these patent families would be expected to expire in 2043, absent any applicable patent term extensions. A sixth family covering the treatment of ANCA-associated vasculitis includes applications filed in the United States, Europe, Japan, Taiwan, and China. Any patents that grant from applications claiming priority to these patent families would be expected to expire in 2044, absent any applicable patent term extensions.

A seventh family covering the treatment of antibody-mediated rejection includes a pending PCT international application and applications in Taiwan and China. Any patents that grant from applications claiming priority to these patent families would be expected to expire in 2044, absent any applicable patent term extensions. An eighth family covering the treatment of autoimmune encephalitis includes a pending PCT international application and an application in China. Any patents that grant from applications claiming priority to these patent families would be expected to expire in 2044, absent any applicable patent term extensions. A ninth family covering the treatment of antiphospholipid syndrome includes a pending PCT international application. Any patents that grant from applications claiming priority to these patent families would be expected to expire in 2045, absent any applicable patent term extensions.

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
•
The federal Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and creates federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services.
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
•
State and foreign laws that require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the government, or to track and report gifts, compensation and other remuneration provided to physicians and other healthcare professionals; state and foreign laws that require the reporting of marketing expenditures or drug pricing, including information pertaining to and justifying price increases; state and local laws that require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives; state and foreign laws that prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals; state and foreign laws that require the posting of information relating to clinical trials and their outcomes; and other federal, state and foreign laws that govern the privacy and security of health information or personal data in certain circumstances, including state health information privacy and data breach notification laws which govern the processing of health-related and other personal data, many of which differ from each other in significant ways and often are not pre-empted by HIPAA, thus requiring additional compliance efforts.

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

There have been executive, judicial and congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

In addition, there have been and continue to be a number of initiatives at the United States federal and state levels that seek to reduce healthcare costs. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services (“HHS”), the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (“TrumpRx”) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Further, the increased emphasis on cost containment in the United States will put additional pressure on product pricing, reimbursement and usage. For example, the U.S. Department of Health and Human Services, or HHS, imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

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

Employees and Human Capital Resources

Our human capital is integral to helping us achieve our mission of reinventing the treatment of autoimmune disease by tackling it at its root. We have built a culture of high performance based on our core values:

•
Ambition: Bold, urgent, and relentless in pursuit of our mission to improve patients’ lives
•
Excellence: Driven by results, committed to quality, and grounded in scientific rigor
•
Integrity: Honest, transparent, and guided by strong ethical principles in every decision and action
•
Ownership: Accountable, proactive, and disciplined stewards of resources
•
Unity: Collaborative, inclusive, and united as one team

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new talent. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

As of March 3, 2026, we had 76 full-time employees, 19 of whom held an M.D. or Ph.D. degree and 30 of whom are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware on December 30, 2015. Our principal executive offices are located at 500 Boylston Street, Suite 1350, Boston, Massachusetts 02116 and our telephone number is 617-655-6580.

Available Information

We maintain an internet website at www.vorbio.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors,” as a source of information about us.

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

Since inception, we have not generated any revenue and have incurred significant operating losses. For the year ended December 31, 2025 and 2024 our net loss was $696.0 million and $116.9 million, respectively. As of December 31, 2025, we had an accumulated deficit of $1,153.0 million. We have financed our operations primarily through the sale of our capital stock, including the sale of warrants to purchase our common stock. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking studies of potential product candidates and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
advance and complete clinical trials of telitacicept in gMG and SjD;
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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of telitacicept for the treatment of gMG and SjD and initiate clinical development of telitacicept in additional indications, and otherwise continue to advance our research programs in support of our pipeline. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Further, we expect to continue to incur significant additional costs associated with operating as a public company this year and in future years. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

As of December 31, 2025, our cash, cash equivalents and marketable securities were $455.2 million. We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2025, together with the expected proceeds from our 2026 Private Placement, will enable us to fund our operating expenses and capital expenditure requirements into early 2029. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

For example, we have raised substantial amounts of capital through the issuance and sale of 11,500,000 shares of common stock in the November 2025 Offering (as defined below), the issuance and sale of 13,876,032 shares of common stock in the December 2025 Private Placement (as defined below), the 2026 Private Placement and sales made pursuant to our at-the-market facility. In addition, in December 2024, we issued and sold to certain institutional investors an aggregate of (i) 2,793,562 shares of common stock and (ii) warrants to purchase up to 3,491,953 shares of common stock (the “2024 Warrants”). In June 2025, we issued and sold to certain institutional investors warrants to purchase up to 34,999,999 shares of common stock (the “2025 PIPE Warrants”), and we also issued a warrant to purchase up to 16,000,000 shares of common stock (the “RemeGen Warrant”) as partial consideration for the Telitacicept License Agreement to a subsidiary of RemeGen. As of December 31, 2025, the 2024 Warrants and RemeGen Warrant remained outstanding and unexercised, and 29,920,359 of the 2025 PIPE

Warrants remain outstanding and unexercised. In addition, as of December 31, 2025, we have outstanding options to purchase 6,608,266 shares of common stock and 186,325 restricted stock units, and we have 2,539,361 shares of common stock available for future issuance under our 2023 Inducement Plan, 433,804 shares of common stock available for future issuance under our Amended and Restated 2021 Equity Incentive Plan and 115,932 shares of common stock available for issuance under our Employee Stock Purchase Plan. Should all of these shares be issued, you would experience substantial dilution in ownership of our common stock.

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

We are a clinical-stage company with no products approved for marketing. We were founded in December 2015 and commenced operations in February 2016. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying product candidates and undertaking studies. Prior to our in-license of telitacicept in June 2025, our efforts were focused on developing engineered hematopoietic stem cell transplants, chimeric antigen receptor-T cell therapies and antibody drug conjugates for the treatment of acute myeloid leukemia. We are currently developing telitacicept in a global Phase 3 clinical trials for the treatment of gMG and SjD. The risk of failure for these activities is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

As of December 31, 2025, we had gross federal net operating loss carryforwards of $411.7 million including $409.8 million that had an indefinite carryforward period and $1.9 million that were subject to expiration at various dates through 2037. Furthermore, we have state and local net operating loss carryforwards of $389.4 million which will expire at various dates through 2045. Portions of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security (the “CARES Act”) U.S. federal net operating losses incurred in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such federal net operating losses in taxable years beginning after December 31, 2020, may be limited. It is uncertain how various states will respond to the Tax Act and the CARES Act. For state income tax purposes, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The completion of our initial public offering, together with private placements and other transactions that have occurred since our inception, may trigger such an ownership change pursuant to Section 382 of the Code. We have not yet completed a Section 382 analysis, and therefore, there can be no assurances that our net operating losses are not already limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to use our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. There is a full valuation allowance for net deferred tax assets, including net operating loss carryforwards.

Risks Related to Development, Manufacturing and Commercialization

We are substantially dependent on the success of our lead product candidate, telitacicept. If we are unable to complete development of, obtain approval for and commercialize telitacicept in a timely manner, our business will be harmed.

Our future success is dependent on our ability to timely advance and complete clinical trials, obtain marketing approval for and successfully commercialize our lead product candidate, telitacicept. We are investing significant efforts and financial resources in the research and development of telitacicept. Telitacicept is currently in global Phase 3 clinical trials for the treatment of gMG and SjD, and will require additional clinical development, evaluation of clinical and manufacturing activities, marketing approval from government regulators, substantial investment and significant marketing efforts before we can generate any revenues from product sales. We are not permitted to market or promote telitacicept or any other product candidate before we receive marketing approval from the FDA and comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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
•
the successful and timely completion of the global Phase 3 clinical trials of telitacicept in gMG and SjD;
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

Results from preclinical studies are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. This risk is heightened when clinical trials involve only a small number of patients, which makes it difficult to predict whether early results from these trials will be indicative of the final results of the trials or be replicated in future trials. Further, success in preclinical studies and earlier stage clinical trials of telitacicept conducted by RemeGen, or the fact that telitacicept has received marketing approval in China in multiple indications, does not ensure that later clinical trials conducted by us will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. For example, the results of RemeGen’s Phase 3 clinical trials of telitacicept in gMG and SjD may not be replicated in our ongoing global Phase 3 clinical trials of telitacicept in gMG and SjD due to a variety of factors, including differences in trial design, patient demographics and enrollment and placebo rates. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. This failure to establish sufficient efficacy and safety could cause us to abandon clinical development of our product candidates.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on product candidates and research programs that we identify for specific indications among many potential options. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future product candidates and research and development programs for specific indications may not yield any commercially viable products. For example, in 2025 we wound down our then-ongoing clinical and manufacturing operations and clinical trials and, after a strategic evaluation process, in June 2025 we entered into a license agreement with RemeGen related to telitacicept and focused our operations on the development of that clinical program. Further, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Competition in the autoimmune field is intense and involves multiple monoclonal antibodies (mAbs), other biologics and small molecules either already marketed or in development by many different companies including large pharmaceutical companies such as Alexion (Solaris and Ultomiris/Myasthenia Gravis), Amgen, Inc. (Uplinza/Myasthenia Gravis), Argenx (VYVGART and VYVGART HYTRULO/Myasthenia Gravis), UCB (Restage/Myasthenia Gravis), Johnson & Johnson (Imaavy/Myasthenia Gravis), GlaxoSmithKline plc (Benlysta/lupus), F. Hoffman-La Roche AG (Rituxan/often used off label).

We face and expect to continue to face intense competition from other biopharmaceutical companies, who have launched or are developing products for the treatment of gMG and other autoimmune diseases. Competition for other indications is also fierce, with significant development in almost all of the indications we may develop for our product candidates. Novartis AG, CSL Behring, Grifols, S.A., Curavac, Inc., Takeda Pharmaceutical Co Ltd, Immunovant, Inc., Cartesian Therapeutics, Inc., Amgen, Kyverna, Dianthus, and Regeneron Pharmaceuticals

Inc./Alnylam Pharmaceuticals, Inc., among others, are developing drugs that may have utility for the treatment of myasthenia gravis (MG) or Sjogren's Disease (SjD)

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for our product candidates. This may include other types of therapies, such as small molecule, CAR-T, antibody and/or protein therapies.

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

Negative developments in the field of protein-based therapies, including in particular fusion protein therapies, or approved therapies or therapies in development for the treatment of B cell-mediated autoimmune diseases, could damage public perception of our product candidate and negatively affect our business.

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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete extensive clinical trials to demonstrate the safety and efficacy in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

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

Our reliance on these third parties for clinical activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA, EMA and other regulatory authorities require us to comply with standards, commonly referred to as Good Clinical Practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. In the United States, we also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we intend to design the future clinical trials for our product candidates, CROs will conduct some or all of the clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, will be outside of our direct control. Our reliance on third parties to conduct clinical trials will also result in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

•
have staffing difficulties;
•
fail to comply with contractual obligations;
•
experience regulatory compliance issues;
•
undergo changes in priorities or become financially distressed; or
•
form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical trials and may subject us to unexpected cost increases that are beyond our control. If the CROs and other third parties do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates, or our development programs may be materially and irreversibly harmed. If we are unable to rely on preclinical and clinical data collected by our CROs and other third parties, we could be required to repeat, extend the duration of or increase the size of any preclinical studies or clinical trials we conduct and this could significantly delay commercialization and require greater expenditures.

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

We will continue to contract with third parties for the manufacture and supply of materials for development of our product candidates, advancement of our current and future clinical trials, and potential commercialization of our product candidates. This increases the risk that we will not have sufficient quantities and quality of such materials for the development of our product candidates, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We will rely on third-party manufacturers, including certain single source suppliers, for the manufacture and supply of materials for development of our product candidates and advancement of our current clinical trial, and expect to continue to do so for future clinical testing and for commercial supply of our product candidates for which we or any future collaborators obtain marketing approval. We do not have a long-term agreement with many of these third-party manufacturers or suppliers. We may be unable to establish any agreements with third-party manufacturers or suppliers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers or suppliers, reliance on third-party manufacturers entails additional risks, including:

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

In order to market our product candidates, we may find it necessary or prudent to obtain licenses from such third party intellectual property holders. However, it may be unclear who owns the rights to intellectual property we wish to obtain, or we may be unable to secure such licenses or otherwise acquire or in-license intellectual property rights from third parties that we identify as necessary for our product candidates and technology we employ. We currently conduct our clinical trials under 35 U.S.C. § 271(e)(1), which provides a safe harbor from patent infringement for uses of patented technology reasonably related to the development and submission of information under a federal law which regulates the manufacture, use, or sale of drugs.

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

Disruptions at the FDA and other government agencies caused by funding shortages, layoffs, shifting policy priorities or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

Additionally, some state and local laws require certain regulatory licenses to manufacture or distribute our products commercially and/or the registration of pharmaceutical sales representatives in the jurisdiction. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the ACA. The ACA substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products. There have been executive, judicial and Congressional challenges and amendments, to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at HHS, the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (“TrumpRx”) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations.

Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those products and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Even if we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. We cannot be sure that coverage and reimbursement in the United States, the EU or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical, biopharmaceutical and biotechnology products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the cost of the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amounts we will be able to charge for our product candidates. These payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our investment in the development of product candidates.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the United States for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Further, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation on an annual basis. HHS has also been empowered to negotiate the price of certain single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare Drug Price Negotiation Program. Each year up to twenty (20) products will be selected by HHS for the Medicare Drug Price Negotiation Program. Products subject to the Medicare Drug Price Negotiation Program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis.

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely.

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other foreign jurisdictions have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amounts that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products, and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. Actual or perceived failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information

Technology for Economic and Clinical Health Act (“HITECH”), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. In addition, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. Although there are minimum revenue thresholds for companies to be subject to these laws and there are limited exemptions for clinical trial data under the CCPA and similar state comprehensive privacy laws, such laws may impact (possibly significantly) our business activities depending on how they are interpreted, should we become subject to the CCPA or such state comprehensive privacy laws in the future. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties with whom we work.

Outside the United States, and increasing number of laws govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR)”, the United Kingdom’s GDPR (“UK GDPR”)(collectively, “GDPR”) and China’s Personal Information Protection Law (“PIPL) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups.

Additionally, the U.S. Department of Justice issued a rule entitled Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restrictions on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered individuals (i.e., individuals and entities located in or controlled by individuals or entities located in those jurisdictions) that may impact certain business activities such as vendor engagements, employment of certain individuals and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted.

Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

In addition to data privacy and security laws, we are bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We publish privacy policies and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we are unable to properly protect the privacy and security of sensitive data in our possession, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy and security laws, including applicable HIPAA privacy and security standards, we could face significant consequences, including but not limited to: government enforcement actions (e.g., administrative, civil and criminal penalties, investigations, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data (including clinical trial data); and orders to destroy or not use personal data. In addition, our ongoing efforts to comply with evolving privacy and data security laws and regulations have been and may in the future be costly and require ongoing modifications to our policies, procedures and systems. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

In the ordinary course of our business, we and the third parties with whom we work process sensitive data, and, as a result, we and such third parties face a variety of evolving threats that could cause security incidents. Our information technology systems and those of our current and any future third-party vendors, collaborators, consultants or other third parties with whom we work are subject to damage or interruption from a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which are increasingly more difficult to identify as fake, and phishing attacks), computer viruses, computer hackers, malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), employee theft or misuse, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, denial-of-service attacks, credential stuffing, credential harvesting, ransomware attacks, adware, attacks enhanced or facilitated by AI, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

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

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties’ with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

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

We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We may not, however, detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. Any of the previously identified or similar threats may in the future cause a security incident or other interruption that may in the future result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties ) with whom we work to provide our services. We may in the future expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive data.

To the extent that we or third parties with whom we work are found to have violated data security laws, rules or regulations or if we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, including an incident that results in a loss of, or damage to, our or our third-party vendors’, collaborators’, consultants’ or other third parties with whom we work data or systems, or inappropriate disclosure of confidential or proprietary information, we could experience material adverse consequences including but not limited to litigation exposure (including class claims), government enforcement actions (for example, investigations, penalties and fines, audits, and inspections); additional reporting requirements and/or oversight; indemnification obligations; restrictions on processing sensitive data (including clinical trial data); reputational harm; monetary fund diversions; diversion of management attention; our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed. Any of the above could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

There is a risk that an active trading market for our shares will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.

The market price of our common stock may be volatile.

Our stock price is, and is likely to continue to be, volatile. For example, our stock traded within a range of a high price of $53.40 and a low price of $3.03 per share for the period of January 1, 2025 through December 31, 2025. As a result of volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

•
the success of existing or new competitive product candidates or technologies;
•
the timing and results of clinical trials for our product candidates;
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
•
global or regional public health emergencies, and geopolitical instability, including terrorist attacks, civil unrest and actual or threatened armed conflict;
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

Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, in December 2022 we filed a registration statement on Form S-3 to register the resale of up to 581,395 shares of common stock held by RA Capital Healthcare Fund L.P. which were purchased from us in a private placement, and in January 2025 we filed a registration statement on Form S-3 to register the resale of up to an aggregate of 6,285,515 shares of common stock held by Reprogrammed Interchange LLC and entities affiliated with RA Capital Management, L.P., consisting of (i) 2,793,562 shares of common stock and (ii) 3,491,953 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock, which were purchased from us in a private placement. We have also filed a registration statement on Form S-3 to register the resale of up to 34,999,999 shares of common stock issuable upon exercise of outstanding warrants, which were purchased from us by certain institutional investors in a private placement, and 16,000,000 shares of common stock that are issuable upon exercise of a warrant to purchase common stock issued to RemeGen as partial consideration for our license agreement with RemeGen, as well as a registration statement on Form S-3 to register the resale of up to 13,876,032 shares of common stock purchased from us in December 2025. We have also agreed to file a registration statement on Form S-3 to register for resale up to 5,338,078 shares of common stock purchased from us in our 2026 Private Placement.

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

Our executive officers and directors, combined with our stockholders who own more than 5% of our outstanding common stock, and their affiliates, in the aggregate, beneficially own shares representing a substantial amount of our outstanding common stock, as well as warrants to purchase shares of our common stock warrants, which, if exercised, would result in such stockholders owning an even larger percentage of our outstanding common stock. As a result, these stockholders, if they act together, may be able to influence our management and affairs and would control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership may have the effect of delaying or preventing a change in control of our company or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change in control would benefit our other stockholders. This significant concentration of ownership may also adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including as a result of heightened inflation and interest rates. A severe or prolonged economic downturn, or additional global financial crises, including related to potential future pandemics, geopolitical issues, armed conflicts or U.S.-China trade and political tensions, could result in a variety of risks to our business, including weakened demand for our product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Our information security function, legal, and third-party service providers (collectively, the “Information Security Function”) help identify, assess, and manage the Company’s cybersecurity threats and risks. The Information Security Function identifies and assesses risks from cybersecurity threats by monitoring and evaluating the Company’s threat environment and risk profile using various methods and tools including, for example: manual and automated tools, subscribing to reports and services that identify cybersecurity threats, and evaluating threats reported to us. We have also initiated a third party threat assessment and are implementing ongoing monitoring and response services.

Depending on the environment, systems and data at issue, the Company implements and maintains technical, physical, and organizational measures designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data. These measures include, for example: incident detection and response, encryption of certain data, access and network security controls, data segregation, physical security, systems monitoring, employee training, and cybersecurity insurance. Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. This information is reviewed with the Company's extended leadership team and communicated to the audit committee of the board of directors, which evaluates the Company's risks relating to data privacy, technology and information security, including cybersecurity.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. Key cybersecurity risks are reviewed with the Company's extended leadership team and communicated to the Audit Committee of the Board of Directors, which evaluates the Company's risks relating to data privacy, technology and information security, including cybersecurity.

We leverage third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, external legal counsel, and dark web monitoring services. We maintain access to third-party forensic investigation services and may engage such services in connection with significant cybersecurity incidents. We also use third-party service providers to perform a variety of functions throughout our business, such as application providers and hosting companies. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems, or those of our third-party vendors, collaborators, or other contractors or consultants or other third parties with whom we work, or our data are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to a material disruption of our product development programs, regulatory investigations or actions, litigation, fines and penalties, reputational harm and other adverse consequences.”

Governance

Our Board of Directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The Board of Directors’ Audit Committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight of mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the Head of Digital, Data and Technology, who oversees the Information Security Management System (ISMS) and Information Security Team. Our Chief Financial Officer is responsible for strategic leadership of our cybersecurity risk management program, hiring appropriate personnel, approving budgets, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. The Head of Digital role is currently held by an individual who has several years of professional IT management experience. He leads the operational and ISMS oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare employees and third-party service providers to address cybersecurity risks. We also have a Director of IT, who oversees our Infrastructure and Service Desk Department.

Our cybersecurity incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the General Counsel, the Chief Financial Officer, and the Chief Executive Officer. The Company’s information technology department and managed service partners work with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response plan includes reporting to the Audit Committee of the Board of Directors and the chair of the Board of Directors for certain cybersecurity incidents. The Audit Committee of the Board of Directors periodically receives summaries or presentations from management concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

Item 2. Properties.

Our principal executive office is located at 500 Boylston Street, Suite 1350, Boston, Massachusetts where we lease approximately 8,391 square feet of office space pursuant to a lease that expires in August 2031. We believe that this facility will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

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

Holders

As of March 23, 2026, we had approximately 77 holders of record of our common stock. This number does not include beneficial owners whose shares were held in street name.

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

Overview

Vor Bio is a clinical-stage biopharmaceutical company focused on developing a novel therapy in the treatment of autoimmune diseases. In June 2025, we in-licensed telitacicept from RemeGen Co., Ltd. (“RemeGen”). Pursuant to our license agreement with RemeGen, we were granted an exclusive license to develop and commercialize telitacicept outside of the Greater China region, which includes mainland China, Hong Kong, Macau and Taiwan. RemeGen retains development and commercialization rights in Greater China. Telitacicept is approved in China for the treatment of generalized myasthenia gravis (“gMG”), systemic lupus erythematosus (“SLE”) and rheumatoid arthritis (“RA”), and has two Biologics License Applications (“BLAs”) filed and pending in China for the treatment of Sjögren’s disease (“SjD”) and IgA nephropathy (“IgAN”).

Telitacicept is currently being evaluated in a global Phase 3 clinical trial, for which we have assumed responsibility from RemeGen in connection with the license agreement, for the treatment of gMG. The trial is currently recruiting patients in North America, Europe, Latin America, and Asia to support potential approval in the United States, Europe, Japan and other countries. In July 2024, the clinical trial enrolled a patient in the United States, the first in the global clinical trial. Topline data from the trial is anticipated in the first half of 2027.

Telitacicept was evaluated by RemeGen in a Phase 3 clinical trial in patients with gMG in China. Most recently, the 48-week data from Part B of the Phase 3 trial were presented at the American Association of Neuromuscular & Electrodiagnostic Medicine (“AANEM”) Annual Meeting in October 2025.

We have recently initiated a global Phase 3 clinical trial evaluating telitacicept for the treatment of SjD, with first patient dosing in March 2026. The trial anticipates recruiting approximately 250 adults with SjD in the United States, Europe, South America, and Asia. The trial is a randomized, double-blind, placebo-controlled trial.

Telitacicept was evaluated by RemeGen in a Phase 3 clinical trial in patients with active SjD in China. Most recently, the 48-week data including Stage A and B from the Phase 3 trial were presented at the American College of Rheumatology (“ACR”) Annual Meeting in October 2025.

We have incurred significant operating losses since inception, including net losses of $696.0 million for the year ended December 31, 2025 and $116.9 million for the year ended December 31, 2024. As of December 31, 2025, we had an accumulated deficit of $1,153.0 million.

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $455.2 million. Based on our current operating plan, we expect that our cash, cash equivalents and marketable securities, together with the expected proceeds from our 2026 Private Placement, will enable us to fund our operating expenses and capital expenditure requirements into early 2029.

Restructuring Plan

On May 5, 2025, our board of directors approved the wind down of our then-existing clinical and manufacturing operations focused on previous product candidates (the “Restructuring Plan”). We publicly announced this plan on May 8, 2025. In conjunction with the Restructuring Plan, we announced a reduction of our workforce by 154 full-time employees, or approximately 99% of our then-current employee base.

During the year ended December 31, 2025, we incurred restructuring costs related to the Restructuring Plan of $29.7 million comprised of severance payments, stock-based compensation modifications, loss on disposal of long-lived assets and accelerated depreciation and amortization on long-lived assets and right-of-use assets.

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
•
facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, insurance, and other internal operating costs; and
•
research and development related restructuring costs incurred with the Restructuring Plan, including severance payments, stock-based compensation modifications, loss on disposal of long-lived assets and accelerated depreciation and amortization on long-lived assets and right-of-use assets.

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

Research and development activities are central to our business model. We expect that our research and development expenses will increase significantly for the foreseeable future as we continue to identify and develop product candidates, particularly as our product candidates move into later stages of clinical development.

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, including salaries, bonuses, benefits and stock-based compensation expenses for employees involved in our executive, finance, corporate, business development and administrative functions, as well as expenses for outside professional services, including legal, audit, accounting and tax-related services and other consulting fees, facility-related expenses, which include depreciation costs and other allocated expenses for rent and maintenance of facilities, insurance costs, recruiting costs, travel expenses and other general administrative expenses. General and administrative costs also consist of restructuring costs incurred under the Restructuring Plan, including severance payments, stock-based compensation modifications, and accelerated depreciation and amortization on long-lived assets and right-of-use assets.

We expect that our general and administrative expenses will increase as our business expands and we hire additional personnel to support our continued development of our clinical programs. We also anticipate continued increased expenses associated with being a public company, including costs for legal, audit, accounting, investor and public relations, regulatory and tax-related services related to compliance with the rules and regulations of the SEC, Nasdaq listing standards and director and officer insurance premiums.

Other Income (Expense)

Interest Income

Interest income consists of interest income earned on our cash, cash equivalents and marketable securities held in financial institutions.

Other Income

Other income represents the proceeds received from the sale of certain intellectual property related to our previous product candidates trem-cel, VCAR33 and VADC45.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents the change in the fair value of liability-classified warrants due to changes in their intrinsic value resulting from changes in the quoted price of our common stock underlying the warrants.

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$321,532	$93,310	$228,222
General and administrative	50,110	27,875	22,235
Total operating expenses	371,642	121,185	250,457
Loss from operations	(371,642)	(121,185)	(250,457)
Other income:
Interest income	5,868	4,271	1,597
Other income	4,151	—	4,151
Change in fair value of warrant liabilities	(334,358)	—	(334,358)
Total other (expense) income	(324,339)	4,271	(328,610)
Net loss	$(695,981)	$(116,914)	$(579,067)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
External research expenses:
Telitacicept - gMG	$24,959	—	$24,959
Telitacicept - SjD	3,300	—	3,300
Trem-cel	9,437	18,905	(9,468)
VCAR33	6,000	8,930	(2,930)
Other research and development	229,092	12,608	216,484
Internal research expenses:
Salaries and benefits (including stock-based compensation)	26,389	38,309	(11,920)
Manufacturing, facilities, and other research expenses	22,355	14,558	7,797
Total research and development expenses	$321,532	$93,310	$228,222

Research and development expenses were $321.5 million for the year ended December 31, 2025, compared to $93.3 million for the year ended December 31, 2024. The increase of $228.2 million was primarily attributable to the $222.6 million of expense incurred in 2025 for the purchase of the telitacicept license (included as a component of other research and development), a $25.0 million increase due to new spend for Telitacicept-gMG, an increase in manufacturing, facilities, and other expenses of $7.8 million primarily due to lease impairments taken in 2025 in connection with the Restructuring Plan, and a $3.3 million increase due to new spend for Telitaciept- SjD. These increases were offset in part by a $11.9 million decrease in personnel-related costs due to the Restructuring Plan, and decreases of $9.5 million in Trem-cel spend and $2.9 million in VCAR33 spend due to the discontinuation of those programs in the first half of 2025. In addition, the increase in Other research and development attributed to the telitacicept license was partially offset by a decrease of $7.1 million in non-license spend, attributable primarily to decreases in lab supplies and consumables, consulting fees, and software expenses, due to our decrease in related activities as part of the Restructuring Plan.

General and Administrative Expenses

General and administrative expenses were $50.1 million for the year ended December 31, 2025, compared to $27.9 million for the year ended December 31, 2024. The increase of $22.2 million was primarily attributable to an increase of $11.8 million in stock-based compensation, an increase of $4.9 million in legal and professional fees, an increase of $3.9 million in personnel costs, and an increase of $1.6 million in facilities, equipment, and other costs. The increase in stock-based compensation was primarily driven by grants to new hires, including grants to the new executives hired during the year, as well as an appreciation in our stock price and incremental expense recognized from award modifications which took place during the year. The increase in personnel costs was driven by the severance costs incurred in connection with the Restructuring Plan, partially offset by a reduction in headcount compared to the prior year. The increase in legal and professional fees was driven primarily by increased consulting costs incurred in the current year compared to prior year due to our transition after the implementation of the Restructuring Plan. The increase in these fees was also attributable to an increase in legal fees driven by the increase in transactions which occurred during the year, as well as accounting fees relating to incremental reviews of significant transactions. The increase in facilities and other costs was primarily driven by an increase in rent expense allocated to general and administrative expense as a result of the shift in headcount brought on by the Restructuring Plan, and an increase in software related expenses in the current year.

Other Income (Expense), net

Other income (expense), net decreased by $328.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease was primarily due to the $334.4 million loss on the change in fair value of warrant liabilities, partially offset by a $1.6 million increase in interest income due to an increase in cash, cash equivalents and marketable securities and $4.1 million of income recognized from the sale of intellectual property in 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and have received aggregate net proceeds from these transactions of approximately $1,019.1 million as of December 31, 2025.

In order to fund our future operations, including our ongoing and planned clinical trials, we filed a universal shelf registration statement, which was declared effective on March 31, 2025, to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. As of December 31, 2025, $164.2 million remained available under the shelf registration statement, including $48.9 million reserved for at-the market offerings discussed below.

At-the-Market Sales Agreements

In December 2022, we entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the “Stifel ATM Facility”). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million. We pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We sold 1,910,861 and 12,454 shares of common stock under the Stifel ATM Facility during the years ended December 31, 2025 and 2024, respectively at a weighted average price per share of $37.06 and $32.09, respectively, for aggregate net proceeds of $70.1 million and $0.3 million, respectively, after deducting commissions. As of December 31, 2025, $48.9 million remained available to be sold under the Stifel ATM Facility.

2024 Private Placement

On December 27, 2024, we entered into a purchase agreement with certain institutional investors pursuant to which we issued and sold in a private placement an aggregate of (i) 2,793,562 shares of common stock and (ii) warrants to purchase up to 3,491,953 shares of common stock at the closing of the private placement on December 30, 2024 (the "December 2024 Private Placement"). Net proceeds from the private placement were $52.7 million, after deducting placement fees and issuance costs payable by us. If exercised for cash, the warrants would result in additional gross proceeds to us of up to approximately $58.5 million.

June 2025 Private Placement

On June 25, 2025, we entered into a purchase agreement with certain institutional investors, pursuant to which we issued and sold in a private placement pre-funded warrants to purchase up to an aggregate of 34,999,999 shares of common stock (the “2025 PIPE Warrants”) at the closing on June 27, 2025 (the "June 2025 Private Placement"). Net proceeds from the private placement were $174.4 million, after deducting issuance costs payable by us.

November 2025 Public Offering

On November 10, 2025, we entered into an underwriting agreement relating to the issuance and sale in a public offering of 11,500,000 shares of common stock, including 1,500,00 shares purchased by the underwriters under a 30-day option to purchase additional shares (the “November 2025 Offering”) at a public offering price of $10.00 per share. The net proceeds from the November 2025 Offering were $107.7 million after deducting the underwriting discounts and commissions and offering expenses.

December 2025 Private Placement

On December 15, 2025, we entered into a purchase agreement with certain investors pursuant to which we issued and sold an aggregate of 13,876,032 shares of common stock, at a price per share of $10.81, for net proceeds of $149.9 million after deducting issuance costs payable by us (the "December 2025 Private Placement").

March 2026 Private Placement

On March 26, 2026, we entered into a purchase agreement with certain institutional investors pursuant to which we agreed to issue and sell an aggregate of 5,338,078 shares of common stock, at a price per share of $14.05, for gross proceeds of $75.0 million before deducting issuance costs payable by us. The closing of the private placement is expected to occur on March 30, 2026, subject to satisfaction of customary closing conditions.

Cash Requirements

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $455.2 million. We will need to raise additional capital to fund our planned future operations.

We expect that our existing cash, cash equivalents and marketable securities at December 31, 2025, together with the expected proceeds from our 2026 Private Placement, will enable us to fund our operating expenses and capital expenditure requirements into early 2029. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

We expect our expenses to increase substantially if, and as, we:

•
continue clinical development of our product candidate and any future product candidates, including in particular the expenses associated with our clinical trials;
•
incur third party manufacturing costs to support our clinical trials of our product candidate and any future product candidates and, if approved, their commercialization;
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
•
expand our office facility or establish dedicated laboratory and manufacturing facilities; and
•
experience any delays or encounter any issues with any of the above.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of our equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of our equity or convertible debt securities, including through the use of the Stifel ATM Facility, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from worsening geopolitical tensions and adverse macroeconomic conditions or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(142,713)	$(99,660)
Net cash (used in) provided by investing activities	(48,802)	96,857
Net cash provided by financing activities	503,807	53,392
Net increase in cash, cash equivalents and restricted cash equivalents	$312,292	$50,589

Operating Activities

Net cash used in operating activities was $142.7 million for the year ended December 31, 2025, primarily reflecting a net loss of $696.0 million, offset primarily by non-cash charges of $543.1 million. The non-cash charges primarily consisted of the fair value of warrants issued in connection with entering into the Telitacicept License Agreement of $177.4 million, a $334.4 million loss due to the change in fair value of warrant liabilities, stock-based compensation expense of $18.9 million, non-cash lease expense of $5.6 million, a $3.3 million loss on the sale of equipment, and depreciation expense of $2.9 million, offset by non-cash interest accretion of $0.1 million. Changes in working capital balances increased by a net of $10.2 million during the year, driven primarily by an increase in accrued expenses and accounts payable due to increases in accrued clinical and manufacturing expenses, partially offset by a decrease in accrued expenses for personnel costs. The net cash used was also impacted by the $45.0 million payment made to Remegen for the telitacicept license.

Net cash used in operating activities was $99.7 million for the year ended December 31, 2024, primarily reflecting a net loss of $116.9 million, offset primarily by non-cash charges of $17.2 million. The non-cash charges primarily consisted of stock-based compensation expense of $9.8 million, non-cash lease expense of $5.0 million and depreciation expense of $3.5 million, offset by non-cash interest accretion of $1.1 million.

Investing Activities

Net cash used in investing activities was $48.8 million for the year ended December 31, 2025, which consisted of purchases of $53.7 million of marketable securities and $0.9 million of property and equipment, partially offset by proceeds of $5.0 million from the maturity of marketable securities and $0.8 million from the sale of equipment.

Net cash provided by investing activities was $96.9 million for the year ended December 31, 2024, which consisted of purchases of $9.9 million of marketable securities and $0.2 million of property and equipment offset by proceeds of $107.0 million from the maturity of marketable securities.

Financing Activities

Net cash provided by financing activities was $503.8 million for the year ended December 31, 2025, which consisted of $175.0 million of proceeds from the June 2025 Private Placement, $150.0 million of proceeds from the December 2025 Private Placement, $108.1 million of proceeds received from the November 2025 Offering, $70.1 million of proceeds from the sale of common stock under the Stifel ATM Facility, and proceeds of $2.2 million from the exercise of stock options and purchases of common stock under our ESPP. These amounts were offset by the payment of $1.3 million of issuance costs related to the private placements and underwritten offering and $0.3 million of taxes paid related to net share settlement of equity awards.

Net cash provided by financing activities was $53.4 million for the year ended December 31, 2024, which consisted of proceeds of $55.6 million from the proceeds of the December 2024 Private Placement, $0.3 million from the sale of common stock under the Stifel ATM Facility and proceeds of $0.2 million from the exercise of stock options and purchases of common stock under our ESPP, offset by the payment of $2.3 million of issuance costs related to the private placement and $0.3 million of taxes paid related to net share settlement of equity awards.

Contractual Obligations and Other Commitments

Contractual obligations relate to future minimum lease payments for our existing non-cancellable lease relating to corporate office space, with a term expiring in August 2031. Future minimum annual rental payments required under this operating lease agreement as of December 31, 2025 are described in more detail in Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report.

Other commitments include license and collaboration agreements we have entered into with certain parties. Such arrangements require ongoing payments, including payments upon the achievement of certain development, regulatory and commercial milestones, receipt of sublicense income, as well as royalties on commercial sales. Refer to Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements. Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. During the year ending December 31, 2025, there were no material changes to these assumptions.

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policy is the most critical in the preparation of our consolidated financial statements.

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

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025 our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

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

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be set forth under the captions “Executive Officers”, “Proposal No. 1 – Election of Directors,” “Corporate Governance,” and "Delinquent Section 16(a) Reports", if applicable, in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be set forth under the captions “Executive Compensation” and “Director Compensation” in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information at December 31, 2025” in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC and is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be set forth under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance” in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be set forth under the caption “Independent Registered Public Accountants’ Fees” in our Definitive Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)
For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference.
(2)
Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.
(3)
Exhibits

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39979	3.1	May 23, 2025

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-39979	3.1	September 17, 2025

3.4	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021

4.1	Form of Common Stock Certificate of the Registrant	S-1/A	333-252175	4.1	February 1, 2021

4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated June 30, 2020	S-1/A	333-252175	4.2	February 1, 2021

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X

4.4	Form of Common Stock Warrant	8-K	001-39979	4.1	December 27, 2024

4.5	Form of Pre-Funded Warrant to Purchase Common Stock	8-K	001-39979	10.1	June 26, 2025

10.1†	License Agreement, dated as of June 25, 2025, by and between Remegen Co, Ltd. and the Registrant	10-Q	001-39979	10.9	August 12, 2025

10.2^	Lease Agreement, dated August 5, 2025, by and between the Company and 500 Boylston & 222 Berkeley Owner (DE) LLC	10-Q	001-39979	10.10	August 12, 2025

10.3+	2015 Stock Incentive Plan and Forms of Option Grant Agreements, Exercise	S-1	333-252175	10.5	January 15, 2021

	Notices and Restricted Stock Agreement

10.4+	2021 Equity Incentive Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement	S-1/A	333-252175	10.6	February 1, 2021

10.5+	Amended and Restated 2021 Equity Incentive Plan	8-K	001-39979	10.1	August 27, 2025

10.6+	2021 Employee Stock Purchase Plan	S-1/A	333-252175	10.7	February 1, 2021

10.7+	2023 Inducement Plan and Forms of Stock Option Grant Notice, Stock Option Agreement, Notice of Exercise, RSU Award Grant Notice and Award Agreement (RSU Award) thereunder	S-8	333-274275	99.1	August 30, 2023

10.8+	Form of Indemnification Agreement with Executive Officers and Directors	S-1	333-252175	10.8	January 15, 2021

10.9+	Offer Letter, by and between the Registrant and Robert Ang, dated June 28, 2019	S-1	333-252175	10.9	January 15, 2021

10.10+	Transition Agreement, dated as of June 25, 2025, by and between the Registrant and Robert Ang	8-K	001-39979	10.6	June 26, 2025

10.11+	Employment Agreement, dated as of June 25, 2025, by and between the Registrant and Jean-Paul Kress	8-K	001-39979	10.7	June 26, 2025

10.12+	Employment Agreement, dated as of July 9, 2025, by and between the Registrant and Sandesh Mahatme	8-K	001-39979	10.1	July 10, 2025

10.13+	Employment Agreement, dated as of July 17, 2025, by and between the Registrant and Qing Zuraw	8-K	001-39979	10.1	July 22, 2025

10.14+	Amendment to Employment Agreement, dated November 2, 2025, by and between the Registrant and Qing Zuraw	10-Q	001-39979	10.6	November 13, 2025

10.15+	Non-Employee Director Compensation Policy					X

10.16	Sales Agreement, dated December 23, 2022, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated	8-K	001-39979	1.1	December 23, 2022

10.17†	Form of Securities Purchase Agreement, dated June 25, 2025, by and between the Registrant and Yantai	8-K	001-39979	10.2	June 26, 2025

	Rongpu Investment Partnership (Limited Partnership)

10.18	Form of Securities Purchase Agreement, dated June 25, 2025, by and between the Registrant and the investors named therein	8-K	001-39979	10.3	June 26, 2025

10.19	Form of Securities Purchase Agreement, dated December 15, 2025, by and between the Registrant and the investors named therein	8-K	001-39979	10.1	December 18, 2025

10.20	Form of Registration Rights Agreement, dated June 25, 2025, by and between the Registrant and the investors named therein	8-K	001-39979	10.4	June 26, 2025

10.21	Form of Registration Rights Agreement, dated December 15, 2025, by and between the Registrant and the investors named therein	8-K	001-39979	10.2	December 18, 2025

10.22	Form of Support Agreement, dated June 25, 2025, by and between the Registrant and the investors named therein	8-K	001-39979	10.5	June 26, 2025

19.1	Insider Trading and Window Period Policy	10-K	001-39979	19.1	March 20, 2025

21.1	Subsidiaries of the Registrant	S-1	333-252175	21.1	January 15, 2021

23.1	Consent of Ernst & Young LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Incentive Compensation Recoupment Policy	10-K	001-39979	97.1	March 20, 2025

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

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

VOR BIOPHARMA INC.

Date: March 30, 2026	By:	/s/ Jean-Paul Kress
Jean-Paul Kress, M.D.
President, Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jean-Paul Kress	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2026
Jean-Paul Kress, M.D.

/s/ Sandesh Mahatme	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2026
Sandesh Mahatme

/s/ Daniella Beckman	Lead Independent Director	March 30, 2026
Daniella Beckman

/s/ Alexander Cumbo	Director	March 30, 2026
Alexander Cumbo

/s/ Erez Kalir	Director	March 30, 2026
Erez Kalir

/s/ Michel Detheux	Director	March 30, 2026
Michel Detheux, Ph.D.

/s/ Wouter Joustra	Director	March 30, 2026
Wouter Joustra

/s/ Fouad Namouni	Director	March 30, 2026
Fouad Namouni, M.D.

/s/ Andrew Levin	Director	March 30, 2026
Andrew Levin, M.D., Ph.D.

VOR BIOPHARMA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Vor Biopharma Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vor Biopharma Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 30, 2026

VOR BIOPHARMA INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$396,486	$81,949
Marketable securities	58,722	9,977
Prepaid expenses	1,152	4,201
Other current assets	1,745	380
Total current assets	458,105	96,507
Restricted cash equivalents	168	2,413
Property and equipment, net	533	6,581
Operating lease right-of-use assets	2,936	35,007
Other assets	2,384	2,383
Total assets	$464,126	$142,891
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,127	$1,505
Accrued liabilities	19,764	12,892
Operating lease liabilities	280	4,215
Total current liabilities	25,171	18,612
Non-current liabilities:
Operating lease liabilities—non-current	2,720	27,615
Warrant liabilities	600,547	—
Total liabilities	628,438	46,227
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value; 800,000,000 and 400,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 38,720,196 and 6,238,799 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	18	13
Additional paid-in capital	988,604	553,623
Accumulated other comprehensive income	41	22
Accumulated deficit	(1,152,975)	(456,994)
Total stockholders’ equity (deficit)	(164,312)	96,664
Total liabilities and stockholders’ equity (deficit)	$464,126	$142,891

The accompanying notes are an integral part of these consolidated financial statements

VOR BIOPHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024
Operating expenses:
Research and development	$321,532	$93,310
General and administrative	50,110	27,875
Total operating expenses	$371,642	$121,185
Loss from operations	$(371,642)	$(121,185)
Other income (expense), net:
Interest income	5,868	4,271
Other income	4,151	—
Change in fair value of warrant liabilities	(334,358)	—
Total other income (expense), net	(324,339)	4,271
Net loss	$(695,981)	$(116,914)
Net loss per share, basic and diluted	$(70.50)	$(34.03)
Weighted-average common shares outstanding, basic and diluted	9,871,866	3,435,533

Other comprehensive income:
Unrealized gain on available for sale marketable securities	19	99
Total other comprehensive income	19	99
Comprehensive loss	$(695,962)	$(116,815)

The accompanying notes are an integral part of these consolidated financial statements

VOR BIOPHARMA INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance, December 31, 2023	3,395,072	$7	$490,874	$(77)	$(340,080)	$150,724
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options, and issuance of common stock under ESPP	37,711	—	(56)	—	—	(56)
Issuance of common stock from at-the-market sales agreement	12,454	—	302	—	—	302
Stock-based compensation expense	—	—	9,847	—	—	9,847
Issuance of common stock from private placement, net of issuance costs	2,793,562	6	52,656			52,662
Other comprehensive income, net of tax	—	—	—	99	—	99
Net loss	—	—	—	—	(116,914)	(116,914)
Balance, December 31, 2024	6,238,799	$13	$553,623	$22	$(456,994)	$96,664
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options, and issuance of common stock under ESPP	115,297	—	1,926	—	—	1,926
Issuance of common stock from at-the-market sales agreement	1,910,861	1	70,105	—	—	70,106
Stock-based compensation expense	—	—	18,912	—	—	18,912
Issuance of common stock from private placement, net of issuance costs	13,876,032	2	149,883	—	—	149,885
Issuance of common stock from exercise of pre-funded warrants	5,079,207	1	86,190	—	—	86,191
Issuance of common stock from underwritten offering, net of issuance costs	11,500,000	1	107,965	—	—	107,966
Other comprehensive income, net of tax	—	—	—	19	—	19
Net loss	—	—	—	—	(695,981)	(695,981)
Balance, December 31, 2025	38,720,196	18	988,604	41	(1,152,975)	(164,312)

The accompanying notes are an integral part of these consolidated financial statements

Vor Biopharma Inc.

CONSOLIDATED StatementS of Cash Flows

	Year Ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(695,981)	$(116,914)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation expense	2,887	3,528
Non-cash lease expense	5,647	5,041
Stock-based compensation	18,912	9,847
Transaction costs for issuance of pre-funded warrants	643	—
Change in fair value of warrant liabilities	334,358	—
Interest amortization on marketable securities	(67)	(1,149)
Loss (gain) on sale of property and equipment	3,303	(18)
Issuance of pre-funded warrants in connection with the acquisition of in-process research and development	177,377	—
Changes in operating assets and liabilities:
Operating lease liabilities	(2,406)	(3,830)
Prepaid expenses and other current assets	1,684	(835)
Accounts payable and accrued liabilities	10,930	2,241
Other assets	—	2,429
Net cash used in operating activities	(142,713)	(99,660)
Cash flow from investing activities
Purchases of marketable securities	(53,660)	(9,914)
Proceeds from maturities of marketable securities	5,000	107,000
Purchases of property and equipment	(941)	(229)
Proceeds from sales of property and equipment	799	—
Net cash (used in) provided by investing activities	(48,802)	96,857
Cash flow from financing activities
Proceeds from the issuance of common stock from private placement	149,999	55,550
Proceeds from the issuance of common stock from underwritten public offering, net of underwriting discount and commissions	108,101	—
Proceeds from the issuance of pre-funded warrants from private placement	175,000	—
Payment of issuance costs related to underwritten public offering and private placements	(1,325)	(2,325)
Proceeds from the issuance of common stock from at-the-market sales agreement, net of issuance costs	70,106	275
Payment for tax withholdings upon vesting of restricted stock unit awards	(254)	(333)
Proceeds from stock option exercises and the issuance of shares under ESPP	2,180	225
Net cash provided by financing activities	503,807	53,392
Net increase in cash, cash equivalents and restricted cash equivalents	312,292	50,589
Cash, cash equivalents and restricted cash equivalents, beginning of period	$84,362	$33,773
Cash, cash equivalents and restricted cash equivalents, end of period	$396,654	$84,362
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$3,079	$—
Financing costs associated with the sale of common stock included in accounts payable and accrued expenses	$127	$563
Unrealized gain on available-for-sale securities	$19	$99
Issuance of pre-funded warrants in connection with the acquisition of in-process research and development	$177,377	$—

A reconciliation of the cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows is as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$396,486	$81,949
Restricted cash equivalents	168	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$396,654	$84,362

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

Risks and Uncertainties

The Company is subject to a number of risks common to development stage companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials, dependence on key personnel, protection of proprietary technology, reliance on third party organizations, uncertainty of obtaining regulatory approval for any product candidate that it may develop, development by competitors of technological innovations, compliance with government regulations, adverse macroeconomic conditions, and the need to obtain additional financing.

Liquidity and Capital Resources

As of December 31, 2025, the Company had $455.2 million of cash, cash equivalents and marketable securities and an accumulated deficit of $1,153.0 million. The Company expects that its existing cash, cash equivalents and marketable securities will be sufficient to allow the Company to fund its current planned operations through at least a period of one year after the date the financial statements are issued. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidate. As a result, the Company’s continued operations are dependent on its ability to raise additional funding. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) or an Accounting Standards Update (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions are eliminated upon consolidation.

September 2025 Reverse Stock Split

On August 25, 2025, the Company’s stockholders approved a proposal to authorize the Company’s board of directors to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split. The Board approved the reverse stock split on August 27, 2025 and, on September 18, 2025, the Company effected a 1-for-20 reverse stock split of its common stock. The par value and the number of authorized shares of common stock were not adjusted as a result of the reverse stock split. All share and per share amounts for all periods presented in these consolidated financial statements and the notes thereto have been adjusted retroactively, where applicable, to reflect the effect of this reverse stock split.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of expenses during the reporting period. Actual results could differ from those estimates. Management considers many factors in selecting appropriate financial accounting policies in developing the estimates and assumptions that are used in the preparation of the consolidated financial statements. Management must apply significant judgment in this process. Management’s estimation process often may yield a range of potentially reasonable estimates and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: accrued expenses and stock-based compensation expense.

Segments

Operating segments are defined as components of an enterprise for which separate and discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has one operating segment. The Company’s chief operating decision maker, its Chief Executive Officer, manages the Company’s operations on an aggregate basis for the purpose of allocating resources. Refer to Note 15 for more information.

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

Available-for-sale marketable securities are reported at fair value at each balance sheet date. Amortization and accretion of premiums and discounts are recorded in interest income. Realized gains and losses are included as a component of other income (expense), net in the consolidated statements of operations.

The Company evaluates its marketable securities with unrealized losses for impairment. When assessing marketable securities for unrealized declines in value, the Company considers whether the decline in value is related to a credit loss or non-credit loss. For credit losses, the Company reduces the marketable security to fair value through an allowance for credit losses recorded to the balance sheet and corresponding charge to the statement of operations. The allowance for credit losses and corresponding impairment charge is adjusted each period for changes in fair value. For non-credit losses, the Company reduces the marketable security to fair value through a charge to the statement of operations and comprehensive loss, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). No credit losses were recorded during the periods presented.

Restricted Cash Equivalents

The Company had $0.2 million and $2.4 million of restricted cash equivalents in the form of a letter of credit related to a lease at December 31, 2025 and 2024, respectively.

Comprehensive Income (Loss)

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

Impairment of Long-Lived Assets

Long-lived assets consist of property, equipment and right-of-use assets. The Company continually evaluates whether events or circumstances have occurred that indicate that the estimated remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may not be recoverable. If circumstances require that a long-lived asset or asset group be tested for impairment, the Company first compares the estimated undiscounted future cash flows expected to result from the use or disposition of that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss would be recognized to the extent the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market prices and third-party independent appraisals, as considered necessary. The Company did not recognize any impairment loss in the year ended December 31, 2025.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. Leases with a term greater than one year are recognized on the consolidated balance sheet as a right-of-use (“ROU”)

asset and current and non-current lease liabilities, as applicable. The Company has made an accounting policy election, known as the short-term lease recognition exemption, which allows the Company to not recognize ROU assets and lease liabilities that arise from short-term leases (12 months or less). The Company has applied this election to all classes of underlying assets. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew or options to cancel a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew or will not cancel, respectively. The Company monitors its material leases on a quarterly basis.

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

The Company has elected to account for lease and non-lease components together.

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

Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their initial valuation will be subsequently made as long as they remain equity-classified. Warrants classified as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and are revalued at each subsequent balance sheet date until such instruments are exercised or expired, or meet the criteria to become equity-classified, with any changes in the fair value between reporting periods recorded as a component of other income (expense), net on the consolidated statement of operations and comprehensive loss.

As of December 31, 2025, the Company has both equity-classified and liability-classified warrants outstanding.

Stock-Based Compensation Expense

The Company accounts for stock-based compensation under the provisions of ASC 718-10, Compensation—Stock Compensation (“ASC 718-10”), which requires all stock-based payments to employees, non-employees and directors, including grants of stock options and restricted stock units, to be recognized in the consolidated statements of operations and comprehensive loss based on their fair values on the date of grant over the requisite service period, which is generally the vesting period of the respective award. Forfeitures are accounted for as they occur. Generally, the Company issues awards with only service-based vesting conditions and records the expense for these awards using the ratable method. The Company classifies stock-based compensation expense in the same manner in which the award recipient’s payroll or service provider’s costs are classified. Stock-based payments that contain performance conditions are recognized when such conditions are probable of being achieved.

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
•
Expected Volatility—Because the Company does not have sufficient trading history for its common stock as of December 31, 2025, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.
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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares and potentially dilutive securities outstanding during the periods. For purposes of the diluted net loss per share calculation, warrants, restricted stock units and stock options considered to be potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all reporting periods presented.

Restructuring Costs

Employee severance costs are recorded based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going termination benefit arrangements, such as those arising from employment agreements, applicable regulations or past practices, in accordance with ASC 712, Compensation-Nonretirement Postemployment Benefits. Under ASC 712, liabilities for post-employment benefits are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC 420, Exit or Disposal Cost Obligations. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service over a period extending past the minimum notification period, in which case the benefits are expensed ratably over the future service period. Other associated costs are recognized in the period in which the liability is incurred. Refer to Note 16 for additional information on the severance expense that the Company recognized for employees terminated in connection with the Restructuring Plan (as defined below).

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s consolidated financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected to take advantage of the extended transition period for complying with certain new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires more detailed income tax disclosures, requiring entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. This update is effective beginning with the Company’s 2026 fiscal year annual reporting period. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) ("ASU 2025-11"). ASU 2025-11 provides clarity about current interim reporting requirements to help entities determine whether disclosures not specified in Topic 270 should be provided in interim reporting periods. The update is effective beginning with the Company's 2028 fiscal year annual reporting period, with early adoption permitted. The Company does not expect the update to have a material impact on the consolidated financial statements.

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by contractual maturity are as follows:

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasuries	$25,772	$16	$—	$25,788
U.S. Treasury Bills	$13,636	$6	—	$13,642
Maturing after one year through five years
U.S. Treasuries	$19,273	$19	—	$19,292
Total	$58,681	$41	$—	$58,722

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasuries	$4,981	$12	$—	$4,993
Maturing after one year through five years
U.S. Treasuries	4,974	10	—	4,984
Total	$9,955	$22	$—	$9,977

The Company did not have any individual securities in an unrealized loss position as of December 31, 2025 or 2024. The Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the years ended December 31, 2025 and December 31, 2024.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$392,803	$—	$—	$392,803
U.S. Treasury bills	—	3,434	—	3,434
Total cash equivalents	392,803	3,434	—	396,237
Marketable securities
U.S. Treasury bills	—	13,642	—	13,642
U.S. Treasuries	—	45,080	—	45,080
Total marketable securities	—	58,722	—	58,722
Restricted cash equivalents
Money market funds	168	—	—	168
Liabilities
Warrant liabilities	—	600,547	—	600,547

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$81,718	$—	$—	$81,718
Marketable securities
U.S. Treasuries	—	9,977	—	9,977
Total marketable securities	—	9,977	—	9,977
Restricted cash equivalents
Money market funds	2,413	—	—	2,413

The fair value of the Company’s cash equivalents and restricted cash equivalents is based on quoted market prices in active markets with no valuation adjustment. The fair values of marketable securities and warrant liabilities are determined based on observable market inputs. During the years ended December 31, 2025 and 2024, there were no transfers between levels.

Prepaid expenses, accounts payable and accrued expenses are stated at their respective historical carrying values which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Laboratory equipment	$—	$9,625
Manufacturing equipment	—	7,082
Computer equipment	—	446
Furniture, fixtures and other	558	606
Construction in progress	—	36
Total	558	17,795
Less: Accumulated depreciation	(25)	(11,214)
Property and equipment, net	$533	$6,581

Depreciation expense for the years ended December 31, 2025 and 2024 was $2.9 million and $3.5 million, respectively. In connection with the Restructuring Plan (as defined below in Note 16, Restructuring), during the year ended December 31, 2025, the Company recognized a $3.3 million loss on disposal of certain long-lived assets including equipment and leasehold improvements which was recognized as research and development expense in the consolidated statements of operations and comprehensive loss.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Employee-related expenses	$3,066	$5,852
Professional fees	1,366	1,461
Clinical expenses	8,466	3,835
Manufacturing expenses	6,071	516
Research and development expenses	241	872
Other	554	356
Total accrued liabilities	$19,764	$12,892

7. Stockholders' Equity

Common Stock

As of December 31, 2025 and 2024, the Company’s authorized capital stock included 800,000,000 and 400,000,000 shares of its $0.0001 par value common stock, respectively, and 10,000,000 shares of its $0.0001 par value preferred stock.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders provided, however, that, except as otherwise required by law, holders of common stock shall not be entitled to vote on any amendment to the Company’s certificate of incorporation, as amended (the “Certificate of Incorporation”), that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation or pursuant to the Delaware General Corporation Law. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any, subject to the preferential dividend rights of the preferred stock. No dividends have been declared or paid as of and for either of the years ended December 31, 2025 and 2024.

At-the-Market Sales

During the years ended December 31, 2025 and 2024, the Company sold 1,910,861 and 12,454 shares of common stock, respectively, in at-the-market offerings at a weighted average price per share of $37.06 and $32.09, respectively, for aggregate net proceeds of $70.1 million and $0.3 million, respectively, after deducting commissions.

2024 Private Placement

On December 27, 2024, the Company entered into a purchase agreement with certain institutional investors pursuant to which the Company issued and sold in a private placement an aggregate of (i) 2,793,562 shares of the Company's common stock and (ii) warrants to purchase up to 3,491,953 shares of the Company's common stock (the "2024 Warrants") at the closing of the private placement on December 30, 2024. Net proceeds from the private placement were $52.7 million, after deducting placement fees and issuance costs payable by the Company.

The 2024 Warrants have an exercise price of $16.76 per share and are immediately exercisable, subject to certain limitations on exercise set forth in the 2024 Warrants. The 2024 Warrants will terminate on December 30, 2031.

The Company determined that the 2024 Warrants are freestanding instruments that do not meet the definition of a liability or derivative. The 2024 Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification and have continued to meet such conditions for all periods presented. Accordingly, the 2024 Warrants are classified as equity and accounted for as a component of additional paid-in capital. The Company also determined that the 2024 Warrants should be included in the determination of diluted net loss per share if their impact is dilutive. However, they are not included within diluted net loss per share for the years ended December 31, 2025 or 2024 as their effect would be antidilutive.

As of December 31, 2025, none of the 2024 Warrants have been exercised.

June 2025 Private Placement

On June 25, 2025, the Company entered into a purchase agreement with certain institutional investors (collectively, the “2025 Purchasers”), pursuant to which the Company issued and sold to the 2025 Purchasers in a private placement pre-funded warrants to purchase up to an aggregate of 34,999,999 shares of the Company's common stock (the “2025 PIPE Warrants”) at the closing on June 27, 2025. Net proceeds from the private placement were $174.4 million, after deducting issuance costs payable by the Company. In addition to the 2025 PIPE Warrants, on June 25, 2025 the Company issued a warrant to purchase up to 16,000,000 shares of the Company’s common stock as partial consideration for the Telitacicept License Agreement (as defined below) to a subsidiary of RemeGen Co., Ltd. ("Remegen") (the “RemeGen Warrant”). Refer to Note 10 for additional information on the license arrangement. The 2025 PIPE Warrants and RemeGen Warrant are collectively referred to as the 2025 Warrants.

The 2025 Warrants have an exercise price of $0.002 per share and became exercisable upon stockholder approval of the issuance of the underlying shares and an amendment to the Certificate of Incorporation to increase the number of authorized shares, subject to certain limitations on exercise set forth in the 2025 Warrants. The 2025 Warrants do not expire.

Upon issuance, the 2025 Warrants were liability-classified as they are not considered indexed to the Company’s common stock. The 2025 Warrants are measured at fair value each period with changes in fair value presented within the consolidated statements of operations and comprehensive loss. The valuation of the 2025 Warrants is classified within Level 2 of the fair value hierarchy due to the use of observable market inputs, primarily the quoted price of the Company’s common stock underlying the warrants. The initial carrying value of the 2025 PIPE Warrants and the RemeGen Warrant at issuance was $175.0 million and $177.4 million, respectively. Issuance costs related to the 2025 PIPE Warrants were expensed as incurred.

The Company determined the 2025 Warrants should be included in the determination of diluted net loss per share if their impact is dilutive. However, they are not included within diluted net loss per share for the year ended December 31, 2025 as the effect would be antidilutive. Because the 2025 Warrants are liability-classified, they are excluded from basic net loss per share until exercised.

During the year ended December 31, 2025, 5,079,640 of the 2025 Warrants were exercised for an immaterial amount of net proceeds, with certain of the exercises completed on a cashless basis. The remaining 45,920,359 outstanding 2025 Warrants had a fair value of $600.5 million as of December 31, 2025.

November 2025 Public Offering

On November 10, 2025, the Company entered into an underwriting agreement relating to the issuance and sale in a public offering of 11,500,000 shares of the Company’s common stock, including 1,500,00 shares purchased by the underwriters under a 30-day option to purchase additional shares (the “November 2025 Offering”) at a public offering price of $10.00 per share. The net proceeds to the Company from the November 2025 Offering were $107.7 million after deducting the underwriting discounts and commissions and offering expenses.

December 2025 Private Placement

On December 15, 2025, the Company entered into a securities purchase agreement with certain investors pursuant to which the Company, in a private placement, issued and sold an aggregate of 13,876,032 shares of common stock, at a price per share of $10.81, for net proceeds of $149.9 million after deducting offering expenses (the “December 2025 Private Placement”).

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

The number of shares of the Company's common stock reserved for issuance under the 2021 Plan will automatically increase on January 1 of each year through January 1, 2035, by 4.0% of the total number of shares of as common stock outstanding on December 31 of the preceding calendar year. Any grants that expire or are canceled, terminated, forfeited, fail to vest, or are withheld to satisfy a tax withholding obligation are allowed to be reissued under 2021 Plan. As of December 31, 2025, the Company had 433,804 shares of its common stock available for future issuance under the 2021 Plan.

In August 2023, the Company’s board of directors adopted the Company’s 2023 Inducement Plan (the “2023 Inducement Plan”) pursuant to which the Company reserved 3,500,000 shares of common stock for issuance under the 2023 Inducement Plan. The 2023 Inducement Plan provides for the grant of non-statutory stock options, restricted stock awards, restricted stock unit awards, stock appreciation rights, performance awards and other forms of stock-based compensation to eligible individuals. In accordance with Nasdaq Marketplace Rule 5635(c)(4), awards under the 2023 Inducement Plan may only be made to individuals not previously employees or directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company. Awards granted under the 2023 Inducement Plan must be approved by either a majority of the Company’s independent directors or the compensation committee of the Company’s board of directors. In June 2025, the Company’s board of directors approved an amendment to the 2023 Inducement Plan to reserve an additional 7,511,334 shares of common stock for issuance under the 2023 Inducement Plan. As of December 31, 2025, the Company had 2,539,361 shares of its common stock available for future issuance under the 2023 Inducement Plan.

February 2025 Option Repricing

On February 3, 2025, the Company's board of directors approved a stock option repricing (the “February 2025 Option Repricing”) whereby the exercise price of certain outstanding options to purchase shares of the Company’s common stock was reduced to $26.80 per share. The repricing applied to options to purchase shares of the Company’s common stock held by continuing employees as of February 3, 2025 that had an exercise price per share greater than $26.80; provided that holders of repriced options must remain in continuous service with the Company through February 3, 2026 or, if earlier, a change in control of the Company or 30 days prior to the applicable repriced option’s original expiration date. If any such repriced option is exercised prior to such time, the exercise price per share will be the original exercise price per share, and not the repriced exercise price. The total number of shares underlying all repriced options was 337,809. The repriced options previously had exercise prices ranging from $27.20 to $899.20 per share. Management determined that the February 2025 Option Repricing represents a modification of share-based awards and calculated incremental compensation cost of $1.9 million resulting from the modification. However, as the conditions of the modified terms were not expected to be met, the Company has not recognized any incremental compensation cost associated with the February 2025 Option Repricing.

December 2025 Equity Award Cancellation and Replacement

On December 5, 2025, the Company executed a cancellation of the Chief Financial Officer's award of 694,137 restricted stock units ("RSUs"), which was granted on July 9, 2025, and concurrently replaced it with a grant of 1,388,274 options on the date of cancellation. The cancellation and concurrent replacement grant was treated as an award modification. The incremental compensation cost resulting from this modification was $2.4 million, of which $0.1 million was recognized in the year ended December 31, 2025.

December 2025 Option Repricing

On December 5, 2025, the Company's board of directors approved a stock option repricing (the “ December 2025 Option Repricing”) whereby the exercise price of certain outstanding options to purchase shares of the Company’s common stock was reduced to $8.18 per share. The repricing applied to options to purchase shares of the Company’s common stock held by continuing employees as of December 5, 2025 that had an exercise price per share greater than $8.18; provided that holders of repriced options must remain in continuous service with the Company through December 5, 2027 or, if earlier, a change in control of the Company or 30 days prior to the applicable repriced option’s original expiration date. If any such repriced option is exercised prior to such time, the exercise price per share will be the original exercise price per share, and not the repriced exercise price. The total number of shares underlying all repriced options was 6,582,767. The repriced options previously had exercise prices ranging from $17.80 to $47.60 per share. Management determined that the December 2025 Option Repricing represents a modification of share-based awards and calculated incremental compensation cost of $7.0 million resulting from the modification. The Company recognized $0.1 of this incremental expense in the year ended December 31, 2025; the remaining incremental expense will be fully recognized by 2029.

Stock Options

The Company’s stock options generally vest over 48 months with 25% vesting after one year followed by ratable monthly vesting over three years and have a contractual term of 10 years. The weighted-average assumptions used principally in determining the fair value of options granted are presented in the table below. The below assumptions reflect those used to determine the original grant date fair value for options granted, and do not reflect the impact of the modifications described above.

	Year Ended December 31,
	2025	2024
Expected term (in years)	6.0	6.0
Expected volatility	98.9%	88.9%
Risk-free interest rate	3.9%	4.1%
Dividend yield	—	—

The following table summarizes the Company’s stock option activity for the year ended December 31, 2025:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	457,152	$104.41	6.99	$211
Granted	6,837,865	21.11
Vested and exercised	(61,189)	34.33
Forfeited	(438,733)	44.45
Expired	(186,829)	136.36
Outstanding at December 31, 2025	6,608,266	10.32	9.39	$31,429
Exercisable at December 31, 2025	181,128	$82.86	1.65	$56

*Weighted-average exercise price for shares outstanding at the end of the period reflect the exercise price resulting from the February and December 2025 Option Repricings. Each of the other weighted-average exercise prices included above reflect the original grant date exercise price for such grants. None of the options exercisable at year-end were subject to the repricings.

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the respective date. The intrinsic value for options outstanding at the end of the period reflects the impact of the December 2025 Option Repricing.

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2025 and 2024 was $15.09 and $29.60 per share, respectively. The weighted-average grant date fair value for options granted in 2025 reflects the original grant date fair value and does not reflect the impact of any repricing. The weighted-average fair value of the repriced options was $5.54 immediately prior to the repricing, and $6.60 immediately after the effect of the repricing. As of December 31, 2025, total unrecognized compensation expense related to stock options was $113.4 million which is expected to be recognized over a weighted-average period of 3.5 years. There were 61,189 stock options exercised during the year ended December 31, 2025.

Restricted Stock Units

As of December 31, 2025, there were 186,325 restricted stock units outstanding under the 2021 Plan and the 2023 Inducement Plan. The following table summarizes the Company's unvested restricted stock unit activity for the year ended December 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	66,046	$58.35
Granted	981,837	46.22
Vested	(30,638)	51.56
Forfeited or cancelled	(830,920)	49.41
Unvested at December 31, 2025	186,325	$35.40

As of December 31, 2025, total unrecognized compensation expense related to the unvested restricted stock units was $5.9 million, which is expected to be recognized over a weighted average period of 3.6 years.

2021 Employee Stock Purchase Plan

In February 2021, the Company’s board of directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The ESPP became effective on February 5, 2021. The number of shares of common stock reserved for issuance under the ESPP will automatically increase on January 1 of each year through January 1, 2031, by the lesser of (i) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, and (ii) 90,000 shares. If purchase rights granted under the ESPP terminate without having been exercised, the shares of common stock not purchased under such purchase rights will again become available for issuance under the ESPP. As of December 31, 2025, the Company had 115,932 shares of its common stock available for future issuance under the ESPP.

The ESPP permits eligible employees to purchase common stock through accumulated payroll deductions at a purchase price equal to 85% of the lesser of the market value of the common stock at the beginning of the 6-month offering period or on the purchase date. During the years ended December 31, 2025 and 2024, the Company issued 33,477 and 11,392 shares, respectively, with a weighted average purchase price per share of $2.91 and $19.60, respectively, which resulted in an immaterial amount of compensation expense.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Research and development	$1,957	$4,728
General and administrative	16,955	5,119
Total stock-based compensation expense	$18,912	$9,847

9. Leases

Cambridgepark Lease

In December 2019, the Company entered into a lease agreement for office and laboratory space (the “Cambridgepark Lease”) in Cambridge, Massachusetts with PPF Off 100 Cambridge Park Drive, LLC (the “Landlord”). During 2021 and 2022, the Company entered into various lease amendments with the Landlord to obtain additional leased space (the “Lease Amendments”).

In connection with the Restructuring Plan, the Company entered into an early termination agreement with the Landlord on June 20, 2025, pursuant to which the parties agreed to terminate the lease, effective August 4, 2025. Per the terms of such agreement, the Company paid a non-refundable termination fee in the amount of $8.5 million to the Landlord. The early termination was treated as a lease modification for accounting purposes. As a result of the modification, the Company remeasured the lease liability and recognized a corresponding adjustment to the right-of-use asset as of the date of the modification. Additionally, as of June 30, 2025, the space was determined to be abandoned, thus the Company accelerated amortization of the right-of-use asset and de-recognized any remaining balances.

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

In conjunction with the Boylston Lease, the Company was required to execute an irrevocable standby letter of credit of $0.2 million for the benefit of the Boylston Landlord. As of September 30, 2025, the funds securing the letter of credit were presented as restricted cash equivalents on the consolidated balance sheets.

The elements of lease expense were as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Operating lease cost	$15,278	$7,804
Variable lease cost	1,637	2,653
Total lease cost	$16,915	$10,457

Amounts reported in the consolidated balance sheets and the weight-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	December 31, 2025	December 31, 2024
Assets
Operating lease right-of-use assets	$2,936	$35,007
Liabilities
Operating lease liabilities, current	$280	$4,215
Operating lease liabilities, non-current	2,720	27,615
Total lease liabilities	$3,000	$31,830
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.7	5.7
Weighted-average discount rate	6.7%	8.2%

The following table represents other lease activity:

	Year Ended December 31,
(in thousands)	2025	2024
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$12,030	$6,591

Future lease payments for noncancelable leases as of December 31, 2025 were as follows:

(in thousands)	December 31, 2025
2026	$470
2027	586
2028	703
2029	717
2030	731
Thereafter	434
Total lease payments	$3,641
Less: imputed interest	(641)
Present value of lease liabilities	$3,000

10. Significant Agreements

Telitacicept License Agreement

On June 25, 2025, the Company and RemeGen entered into a license agreement (the “Telitacicept License Agreement”) granting the Company exclusive rights to develop and commercialize RemeGen’s proprietary fusion protein compound, telitacicept (the “Licensed Compound”), outside of the People’s Republic of China, Hong Kong, Macau and Taiwan (collectively, “Greater China”). RemeGen retains all rights to the Licensed Compound in Greater China. Under the Telitacicept License Agreement, the Company received an exclusive (even as to RemeGen) license under RemeGen’s patents and know-how to exploit, develop and commercialize the Licensed Compound in all territories other than Greater China, with the right to grant sublicenses. The Company also received a non-exclusive license to manufacture the Licensed Compound and any resulting licensed products (“Licensed Products”) worldwide solely for use in the licensed territory. The Company is responsible for all development, regulatory and commercialization activities and costs in the licensed territory, including the conduct of clinical trials and regulatory submissions. The Telitacicept License Agreement established a joint steering committee (“JSC”) to oversee the ongoing development and commercialization of telitacicept. The JSC comprises an equal number of senior-level executives from each party; however, final decision-making authority as it relates to the development and commercialization of the Licensed Compound outside Greater China lies with the Company.

As consideration for the rights granted, the Company agreed to make an upfront cash payment in the amount of $45.0 million and issued the RemeGen Warrant to a subsidiary of RemeGen, which was initially valued at $177.4 million. Refer to Note 7 for details on the terms of the RemeGen Warrant. The $45.0 million cash payment due to RemeGen was paid during the quarter ended September 30, 2025. The Company incurred $0.2 million in transaction costs related to the Telitacicept License Agreement during the year ended December 31, 2025.

The Company accounted for the Telitacicept License Agreement as an asset acquisition as substantially all of the value received was concentrated in the Licensed Compound which does not have an alternate future use as it is not yet approved for commercial sale in the licensed territory. Accordingly, the Company recognized a $222.6 million charge to research and development expense on the consolidated statement of operations and comprehensive loss during the year ended December 31, 2025 associated with this asset acquisition. The Company’s accounting policy is to classify the cost of asset acquisitions as an operating cash outflow on the consolidated statement of cash flows.

Pursuant to the terms of the Telitacicept License Agreement, RemeGen is eligible to receive up to $330.0 million in regulatory milestone payments and up to $3.775 billion in sales milestone payments. In addition, RemeGen is entitled to receive tiered royalties on net sales of the Licensed Products in the licensed territory, ranging from high single digit to mid-teen percentages of net sales, subject to customary reductions. If the Company enters into a sublicense or divests rights to the Licensed Products prior to a specified development event and other than in connection with a change of control, RemeGen is entitled to receive a single digit percentage of certain net proceeds from such transactions. The Telitacicept License Agreement also provides for technology transfer, mutual indemnification and confidentiality. As of December 31, 2025, no milestone or royalty payments have been accrued for as the consideration is not yet payable per the terms of the Agreement.

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

12. Defined Contribution Benefit Plan

The Company maintains a defined contribution plan under Section 401(k) (the “401(k) Plan”) of the Internal Revenue Code, as amended (the “Code”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pretax basis, as well as Roth post tax deferrals. The Company matches 100% of compensation amounts deferred up to the first 1% of an employee's compensation plus 50% of compensation amounts deferred between 1% and 6% of an employee's compensation. All matching contributions are immediately vested. Expense recognized by the Company for matching contributions made in accordance with the 401(k) Plan was $1.0 million and $1.2 million for the years ended December 31, 2025 and December 31, 2024, respectively.

13. Income Taxes

For the years ended December 31, 2025 and 2024, the Company did not record a current or deferred income tax expense or benefit. The following table reconciles the federal statutory income tax rate to the Company’s effective income tax rate:

Year Ended December 31,
	2025	2024
Federal income tax rate	21.0%	21.0%
State income tax benefit	3.0%	5.6%
Permanent items	(0.9) %	(1.6) %
Change in fair value of warrant liability	(10.1) %	—
Research and development tax credits	0.4%	4.8%
Valuation allowance	(13.4) %	(29.8) %
Effective income tax rate	—	—

Deferred tax assets and liabilities reflect the net tax effects of net operating loss and tax credit carryforwards and temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for tax purposes.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Accrued expenses	$737	$1,651
Federal net operating loss carryforwards	86,456	51,217
State net operating loss carryforwards	24,592	14,828
Tax credits	25,575	22,725
Stock compensation	1,031	1,733
R&D capitalization	36,768	46,973
Amortization	57,641	1,582
Lease liability	801	8,634
Total deferred tax assets	233,601	149,343
Valuation allowance	(232,721)	(139,216)
Net total deferred tax assets	$880	$10,127
Deferred tax liabilities:
Lease right of use asset	(784)	(9,495)
Depreciation and amortization	(96)	(632)
Total deferred tax liabilities	$(880)	$(10,127)
Net deferred tax assets	$—	$—

The Company has weighed the positive and negative evidence to assess the recoverability of its deferred tax assets. Realization of future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income. After this assessment, the Company determined it was more likely than not that the Company will not realize the benefit of its deferred tax assets, net of deferred tax liabilities. As a result, the Company has provided a full valuation allowance against its net deferred tax assets. The valuation allowance for deferred tax assets as of December 31, 2025 and 2024 was $232.7 million and $139.2 million, respectively. For the years ended December 31, 2025 and 2024, the Company recorded an increase in the valuation allowance of $93.5 million and $34.8 million, respectively, primarily related to net operating losses incurred by the Company and an increase in amortization in the year ended December 31, 2025.

As of December 31, 2025, the Company had gross U.S. federal net operating loss carryforwards of $411.7 million including $409.8 million that had an indefinite carryforward period and $1.9 million that were subject to expiration at various dates through 2037. As of December 31, 2025, the Company had state net operating loss carryforwards of $389.4 million which will expire at various dates through 2045. As of December 31, 2025, the Company had U.S. federal research and development tax credit carryforwards of $19.2 million which will expire at various dates through 2045 and state research and credit carryforwards of $8.0 million which will expire at various dates through 2040. The net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities.

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

As of December 31, 2025 and 2024, the Company did not have any unrecognized tax benefits. Any future interest and penalties related to income tax matters would be recognized in the provision for income tax. As of December 31, 2025 and 2024, the Company did not have a balance of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns in the United States and various states. As of December 31, 2025, there were no income tax examinations in progress.

The tax years 2022 through present remain open to examination by major taxing jurisdictions to which the Company is subject, which are primarily in the United States. In addition, tax years prior to 2016 resulted in losses and the Company also generated research and development tax credits during those years. Since carryforward attributes generated in these years may be utilized in future years, years prior to 2022 may still be adjusted upon examination by the Internal Revenue Service or state tax authorities if they have or will be used in a future period.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, most notably Section 174 capitalization of domestic research and development costs. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was not a significant impact on the Company's tax expense or effective tax rate for year ended December 31, 2025 associated with the OBBBA.

14. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024
Numerator:
Net loss	$(695,981)	$(116,914)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	9,871,866	3,435,533
Net loss per share, basic and diluted	$(70.50)	$(34.03)

The Company’s potentially dilutive securities were stock options, unvested restricted stock, restricted stock units, and warrants. Based on the amounts outstanding at December 31, 2025 and 2024, the Company excluded the following potential common shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	As of December 31,
	2025	2024
Options to purchase common stock	6,608,266	457,152
Restricted stock units	186,325	66,046
Warrants	49,412,312	3,491,953

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

The following table is a summary of the segment profit or loss, including significant segment expenses (in thousands):

	Year ended December 31,
	2025	2024
Segment expenses:
Telitacicept - gMG(a)	$24,959	—
Telitacicept - SjD(a)	3,300	—
Trem-cel(a)	9,437	18,905
VCAR33(a)	6,000	8,930
Other research and development(a)	229,092	12,608
Salaries and benefits	39,238	44,165
General corporate activities	31,540	19,856
Other segment items(b)	352,415	12,450
Segment expenses:	695,981	116,914
Segment net loss	$(695,981)	$(116,914)

(a) Includes only external research and development expenditures.

(b) Other segment items are primarily comprised of interest income on marketable securities and certain non-cash expenses such as changes in warrant liability, stock-based compensation, depreciation expense, and non-cash lease expense.

The measure of segment assets is reported on the consolidated balance sheet as total assets. The CODM additionally reviews cash, cash equivalents and marketable securities when reviewing segment assets. As of December 31, 2025, the Company’s cash, cash equivalents and marketable securities were $455.2 million. The Company does not provide its CODM with any more detailed segment asset information than what is included on the Company’s consolidated balance sheets. The Company's assets are located entirely in the United States.

16. Restructuring Plan

On May 5, 2025, the Company’s board of directors approved the wind down of the Company’s then clinical and manufacturing operations and the initiation of a process to explore strategic alternatives to maximize shareholder value (the “Restructuring Plan”). The Company publicly announced this plan on May 8, 2025.

In conjunction with the Restructuring Plan, the Company announced a reduction of its workforce by 154 full-time employees, or approximately 99% of the Company’s then-current employee base. Total severance and benefit costs incurred as of December 31, 2025 were $13.1 million.

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

Restructuring Costs

The Company incurred a total of $29.7 million of restructuring costs in the year ended December 31, 2025.

A summary of the restructuring costs recorded in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025 is as follows:

	Year ended December 31, 2025
(in thousands)	Severance and Benefits Costs	Stock-based Compensation	Accelerated Depreciation on Long-lived Assets	Accelerated Amortization on Right-of-use Assets	Loss on Disposal of Long-lived Assets	Total Restructuring Cost Recorded
Research and development expense	8,379	—	1,230	10,159	3,303	23,071
General and administrative expense	4,738	549	284	1,064	—	6,635
Total	$13,117	$549	$1,514	$11,223	$3,303	$29,706

Restructuring Liability

The following table provides details of the severance and benefit costs with the remaining balance of the liability recorded in accrued liabilities on the consolidated balance sheets as of December 31, 2025:

(in thousands)	Restructuring Liability
Restructuring liability as of January 1, 2025	—
Severance and benefit restructuring costs incurred	13,117
Cash Payments	(13,023)
Liability included in accrued liabilities at December 31, 2025	$94

17. Related Party Transactions

June 2025 Private Placement

As discussed in Note 7, on June 25, 2025, the Company entered into a purchase agreement with certain institutional investors pursuant to which the Company issued and sold warrants to purchase the Company's common stock. R.A. Capital Healthcare Fund, L.P. purchased warrants to purchase up to 10,000,000 shares of the Company's common stock for gross proceeds of $50.0 million. R.A. Capital Healthcare Fund, L.P. and its affiliates beneficially own more than 5% of the Company’s common stock. Joshua Resnick, M.D., a member of the Company’s board of directors at the time of the transaction, is a managing director at RA Capital Management L. P., an affiliate of R.A. Capital Healthcare Fund, L.P. On August 25, 2025, Dr. Resnick resigned as a director, and on August 27, 2025, the Company’s board of directors appointed Sarah Reed to fill the vacancy created by the resignation of Dr. Resnick. Ms. Reed serves as general counsel of R.A. Capital Management, L.P. The terms of the warrants are further described in Note 7 and none of the warrants have been exercised as of December 31, 2025.

Sale of Intellectual Property

On September 22, 2025, the Company entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell certain intellectual property related to the Company’s previous product candidates trem-cel and VCAR33 to SyzygyMed Inc. (“Syzygy”) for $1.1 million in cash consideration. Syzygy is wholly owned by Reprogrammed Interchange LLC, a beneficial owner of more than 5% of the Company’s common stock.

December 2025 Private Placement

As also discussed in Note 7, on December 15, 2025, the Company entered into a purchase agreement with certain investors pursuant to which the Company issued and sold shares of the Company’s common stock. R.A. Capital Healthcare Fund, L.P. purchased 4,625,346 shares of the Company's common stock for gross proceeds of $50.0 million. RA Capital Healthcare Fund, L.P. and its affiliates beneficially own more than 5% of the Company’s common stock. Sarah Reed, general counsel of R.A. Capital Management, L.P., was a member of the Company's board of directors on the date of the transaction. On December 17, 2025, Ms. Reed resigned as a director, and the Company's board of directors appointed Andrew Levin, M.D., Ph.D., to fill the vacancy created by Ms. Reed's resignation. Mr. Levin serves as a Partner at R.A. Capital Management, L.P. Additionally, as part of the purchase agreement entered into on December 15, 2025, an entity affiliated with Forbion Growth Opportunities Fund ("Forbion") purchased 3,237,742 shares of the Company's common stock for gross proceeds of $35.0 million. Forbion became a greater than 5% stockholder of the Company's outstanding shares in connection with this purchase. In conjunction with Forbion's purchase, the Company's board of directors appointed as a new board member Wouter Joustra, a General Partner of Forbion.

18. Subsequent Events

March 2026 Private Placement

On March 26, 2026, the Company entered into a securities purchase agreement with certain institutional investors pursuant to which the Company, in a private placement, agreed to issue and sell an aggregate of 5,338,078 shares of common stock, at a price per share of $14.05, for gross proceeds of $75.0 million before deducting offering expenses. The closing of the private placement is expected to occur on March 30, 2026, subject to satisfaction of customary closing conditions.