Form 10-Q
period 2026-03-31
Vor Biopharma Inc.
filed 2026-05-13
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of the registrant’s Common Stock outstanding as of May 7, 2026 was 54,185,877.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements include, without limitation, statements about:

•
the timing, progress and results of our clinical trials of our product candidate and any future product candidates, including statements regarding the timing and pace of initiation, enrollment and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available and plans with respect to our research and development programs;
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

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on

Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. You should refer to the “Risk Factors” section in this Quarterly Report and the “Summary Risk Factors” and “Risk Factors” sections in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of material factors that could cause actual results or events to differ materially from the forward-looking statements that we make.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$169,873	$396,486
Marketable securities	321,652	58,722
Prepaid expenses	6,394	1,152
Other current assets	2,859	1,745
Total current assets	500,778	458,105
Restricted cash	168	168
Property and equipment, net	565	533
Operating lease right-of-use assets	2,827	2,936
Other assets	2,408	2,384
Total assets	$506,746	$464,126
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,043	$5,127
Accrued liabilities	14,727	19,764
Operating lease liabilities	307	280
Total current liabilities	16,077	25,171
Non-current liabilities:
Operating lease liabilities, less current portion	2,632	2,720
Warrant liabilities	638,461	600,547
Total liabilities	657,170	628,438
Stockholders’ deficit(1):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 800,000,000 and 400,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 54,185,582 and 38,720,196 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	19	18
Additional paid-in capital	1,222,823	988,604
Accumulated other comprehensive (loss) income	(706)	41
Accumulated deficit	(1,372,560)	(1,152,975)
Total stockholders’ deficit	(150,424)	(164,312)
Total liabilities and stockholders’ deficit	$506,746	$464,126

(1) All share and per share amounts have been restated for prior periods on a retroactive basis to reflect a one-for-twenty reverse stock split effected in September 2025. See Note 2 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Operating expenses:
Research and development	$17,595	$26,701
General and administrative	17,565	6,590
Total operating expenses	$35,160	$33,291
Loss from operations	(35,160)	(33,291)
Other income (expense):
Interest income	3,935	805
Change in fair value of warrant liabilities	(188,360)	—
Total other (expense) income	(184,425)	805
Net loss	$(219,585)	$(32,486)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(5.11)	$(5.21)
Weighted-average common shares outstanding, basic and diluted(1)	43,011,544	6,241,207

Other comprehensive income (loss):
Unrealized (loss) gain on available for sale marketable securities	(747)	1
Total other comprehensive (loss) income:	(747)	1
Comprehensive loss	$(220,332)	$(32,485)

(1) All share and per share amounts have been restated for prior periods on a retroactive basis to reflect a one-for-twenty reverse stock split effected in September 2025. See Note 2 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of stockholders’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock(1)		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	income	Deficit	Deficit
Balance at December 31, 2025	38,720,196	$18	$988,604	$41	$(1,152,975)	$(164,312)
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	352	—	(2)	—	—	(2)
Issuance of common stock from private placement, net of issuance costs	5,338,078	—	74,906	—	—	74,906
Stock-based compensation expense	—	—	8,870	—	—	8,870
Issuance of common stock from exercise of pre-funded warrants	10,126,956	1	150,445			150,446
Other comprehensive income	—	—	—	(747)	—	(747)
Net loss	—	—	—	—	(219,585)	(219,585)
Balance at March 31, 2026	54,185,582	$19	$1,222,823	$(706)	$(1,372,560)	$(150,424)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	loss (income)	Deficit	Equity
Balance at December 31, 2024	6,238,799	$13	$553,623	$22	$(456,994)	$96,664
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	3,769	—	(55)	—	—	(55)
Issuance costs for private placement		—	12	—	—	12
Stock-based compensation expense	—	—	1,933	—	—	1,933
Other comprehensive loss	—	—	—	1	—	1
Net loss	—	—	—	—	(32,486)	(32,486)
Balance at March 31, 2025	6,242,568	$13	$555,513	$23	$(489,480)	$66,069

(1) All share and per share amounts have been restated for prior periods on a retroactive basis to reflect a one-for-twenty reverse stock split effected in September 2025. See Note 2 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(219,585)	$(32,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	28	825
Non-cash lease expense	109	1,310
Stock-based compensation	8,870	1,933
Change in fair value of warrant liabilities	188,360	—
Interest amortization on marketable securities	(488)	(11)
Loss on sale of property and equipment	—	1
Changes in operating assets and liabilities:
Operating lease liabilities, net	(61)	(1,048)
Prepaid expenses and other current assets	(6,359)	(231)
Accounts payable, accrued liabilities and other current liabilities	(9,100)	(1,373)
Other assets	(20)	14
Net cash used in operating activities	(38,246)	(31,066)
Cash flows from investing activities
Purchases of marketable securities	(276,500)	—
Proceeds from maturities of marketable securities	13,311	1
Purchases of property and equipment	(48)	(231)
Net cash used in investing activities	(263,237)	(230)
Cash flows from financing activities
Payment of issuance costs related to private placement	(127)	(551)
Repurchases of shares for tax withholdings upon vesting of restricted stock unit awards	(2)	(55)
Proceeds from issuance of common stock in private placement	74,999	—
Net cash provided by (used in) financing activities	74,870	(606)
Net decrease in cash, cash equivalents and restricted cash equivalents	(226,613)	(31,902)
Cash, cash equivalents and restricted cash equivalents, beginning of period	$396,654	$84,362
Cash, cash equivalents and restricted cash equivalents, end of period	$170,041	$52,460
Supplemental disclosure of non-cash activities
Purchases of property and equipment in accounts payable and accrued liabilities	$12	$—
Unrealized (loss) gain on available-for-sale securities	$(747)	$145
Issuance costs related to private placement included in accounts payable and accrued expenses	$93	$—

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows is as follows:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Cash and cash equivalents	$169,873	$50,047
Restricted cash equivalents	168	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$170,041	$52,460

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

Liquidity and Capital Resources

The Company expects that its existing cash, cash equivalents and marketable securities as of March 31, 2026 of $491.5 million will be sufficient to allow the Company to fund its current planned operations through at least a period of one year after the date the financial statements are issued.

As of March 31, 2026, the Company has an accumulated deficit of $1,372.6 million. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidate. As a result, the Company's continued operations are dependent on its ability to raise additional funding. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations.

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

September 2025 Reverse Stock Split

On August 25, 2025, the Company’s stockholders approved a proposal to authorize the Company’s board of directors to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split. The Board approved the reverse stock split on August 27, 2025 and, on September 18, 2025, the Company effected a 1-for-20 reverse stock split of its common stock. The par value and the number of authorized shares of the common stock were not adjusted as a result of the reverse stock split. All share and per share amounts for periods prior to the effective date presented in these condensed consolidated financial statements and the notes thereto have been adjusted retroactively, where applicable, to reflect the effect of this reverse stock split.

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

The accompanying condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s audited consolidated financial statements for the year ended December 31, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to GAAP or the rules and regulations of the SEC. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

There have been no material changes to the Company’s significant accounting policies as described in the 2025 Annual Report.

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by remaining contractual maturity, are as follows:

	March 31, 2026
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate bonds	$51,194	—	$(145)	$51,049
U.S. Treasuries	100,623	—	(96)	100,527
U.S. Treasury bills	54,914	—	(10)	54,904
Maturing after one year through five years				$—
Corporate bonds	57,572	—	(275)	$57,297
U.S. Treasuries	55,544	—	(170)	$55,374
Yankee bonds	2,511	—	(10)	$2,501
Total	$322,358	$—	$(706)	$321,652

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasuries	$25,772	$16	$—	$25,788
U.S. Treasury bills	13,636	6	—	13,642
Maturing after one year through five years
U.S. Treasuries	19,273	19	—	19,292
Total	$58,681	$41	$—	$58,722

The following table presents the fair value of the Company’s securities that were in an unrealized loss position as of March 31, 2026, and the total unrealized loss by each type of security. The Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods presented. There were no securities in an unrealized loss position as of December 31, 2025.

	March 31, 2026
	Less than twelve months		Greater than twelve months		Total
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Corporate bonds	$108,346	$(420)	—	—	$108,346	$(420)
U.S. Treasury bills	54,904	(10)	—	—	54,904	(10)
U.S. Treasuries	155,901	(266)	—	—	155,901	(266)
Yankee bonds	2,501	(10)	—	—	2,501	(10)
Total	$321,652	$(706)	$—	$—	$321,652	$(706)

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$167,627	$—	$—	$167,627
U.S. Treasury bills	—	1,996	—	1,996
Total cash equivalents	167,627	1,996	—	169,623
Marketable securities
Corporate bonds	—	108,346	—	108,346
U.S. Treasury bills	—	54,904	—	54,904
U.S. Treasuries	—	155,901	—	155,901
Yankee bonds	—	2,501	—	2,501
Total marketable securities	—	321,652	—	321,652
Restricted cash equivalents
Money market funds	168	—	—	168
Liabilities
Warrant liabilities	—	638,461	—	638,461

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$392,803	$—	$—	$392,803
U.S. Treasury bills	—	3,434	—	3,434
Total cash equivalents	392,803	3,434	—	396,237
Marketable securities
U.S. Treasury bills	—	13,642	—	13,642
U.S. Treasuries	—	45,080	—	45,080
Total marketable securities	—	58,722	—	58,722
Restricted cash equivalents
Money market funds	168	—	—	168
Liabilities
Warrant liabilities	—	600,547	—	600,547

The fair value of the Company’s cash equivalents and restricted cash equivalents is determined based on quoted market prices in active markets with no valuation adjustment. The fair value of marketable securities and warrant liabilities is determined based on observable market inputs. There were no transfers between levels during the three months ended March 31, 2026.

Prepaid expenses, accounts payable and accrued expenses are stated at their respective historical carrying values, which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Furniture, fixtures and other	618	558
Total	618	558
Less: Accumulated depreciation	(53)	(25)
Property and equipment, net	$565	$533

An immaterial amount of depreciation was recognized during the three months ended March 31, 2026. Depreciation expense for the three months ended March 31, 2025 was $0.8 million.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2026	2025
Employee-related expenses	$2,226	$3,066
Professional fees	1,005	1,366
Clinical expenses	7,380	8,466
Manufacturing expenses	3,230	6,071
Other research and development expenses	188	241
Other	698	554
Total accrued liabilities	$14,727	$19,764

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

The Company determined that the 2024 Warrants are freestanding instruments that do not meet the definition of a liability or derivative. The 2024 Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification. Accordingly, the 2024 Warrants were classified as equity and accounted for as a component of additional paid-in capital at the time issued. The Company also determined that the 2024 Warrants should be included in the determination of diluted net loss per share if their impact is dilutive. However, they are not included within diluted net loss per share for the three months ended March 31, 2026 or 2025 as their effect would be antidilutive.

As of March 31, 2026, none of the 2024 Warrants have been exercised.

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

The Company also determined the 2025 Warrants should be included in the determination of diluted net loss per share if their impact is dilutive. However, they are not included within diluted net loss per share for the three months ended March 31, 2026 as the effect would be antidilutive.

During the three months ended March 31, 2026, 10,128,187 of the 2025 Warrants were exercised for an immaterial amount of net proceeds. Some of the exercises were completed via cashless exercise, which resulted in slightly less shares issued than warrants exercised for such transactions. The remaining 35,792,172 outstanding 2025 Warrants have a fair value of $638.5 million as of March 31, 2026.

November 2025 Public Offering

On November 10, 2025, the Company entered into an underwriting agreement relating to the issuance and sale in a public offering of 11,500,000 shares of the Company’s common stock, including 1,500,000 shares purchased by the underwriters under a 30-day option to purchase additional shares (the “November 2025 Offering”) at a public offering price of $10.00 per share. The net proceeds to the Company from the November 2025 Offering were $107.7 million after deducting the underwriting discounts and commissions and offering expenses.

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

March 2026 Private Placement

On March 26, 2026 the Company entered into a securities purchase agreement with entities affiliated with TCG Crossover Management, LLC (“TCGX”) pursuant to which the Company, in a private placement, issued and sold an aggregate of 5,338,078 shares of common stock, at a price per share of $14.05, for net proceeds of $74.9 million after deducting offering expenses (the “March 2026 Private Placement”). The private placement closed on March 30, 2026.

8. Stock-Based Compensation

2023 Inducement Plan

As of March 31, 2026, the Company had 2,455,518 shares of its common stock available for future issuance under the 2023 Inducement Plan.

Amended and Restated 2021 Equity Incentive Plan

As of March 31, 2026, the Company had 1,497,093 shares of its common stock available for future issuance under its Amended and Restated 2021 Equity Incentive Plan.

Stock Options

The Company’s stock options generally vest ratably over a four-year period and have a contractual term of ten years. The weighted-average assumptions used principally in determining the fair value of new options granted during the periods presented were as follows:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.1	6.0
Expected volatility	102.4%	85.5%
Risk-free interest rate	3.7%	4.4%
Dividend yield	—	—

During the three months ended March 31, 2026 and 2025, the Company granted new stock options to purchase 420,500 shares and 202,163 shares of its common stock, respectively, with a weighted-average grant-date fair value of $11.75 and $19.80 per share, respectively. As of March 31, 2026, total unrecognized compensation expense related to stock options was $109.8 million, which is expected to be recognized over a weighted-average period of 3.3 years. There were no stock options exercised during the three months ended March 31, 2026. There were 7,017,122 options outstanding as of March 31, 2026.

Restricted Stock Units

During the three months ended March 31, 2026 and 2025, the Company granted 161,415 restricted stock units and 61,200 restricted stock units, respectively, with a weighted-average grant date fair value of $14.86 and $26.40 per share, respectively. As of March 31, 2026, total unrecognized compensation expense related to restricted stock units was $7.8 million, which is expected to be recognized over a weighted-average period of 3.6 years. There were 346,325 unvested restricted stock units as of March 31, 2026.

Employee Stock Purchase Plan

As of March 31, 2026, the Company had 205,932 shares of its common stock available for issuance under its Employee Stock Purchase Plan (“ESPP”). The Company did not issue any shares of common stock under the ESPP during the three months ended March 31, 2026 or 2025.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Research and development	$601	$1,042
General and administrative	8,269	891
Total stock-based compensation expense	$8,870	$1,933

9. Leases

Boylston Lease

In August 2025, the Company entered into a lease agreement for office space (“Boylston Lease”) with 500 Boylston & 222 Berkeley Owner (DE) LLC (the “Boylston Landlord”). The commencement date of the lease was September 1, 2025, and the Boylston Lease will expire on August 31, 2031, unless terminated earlier in accordance with the lease agreement. The Company has the option to extend the term for one additional five-year period.

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

In conjunction with the Boylston Lease, the Company was required to execute an irrevocable standby letter of credit of $0.2 million for the benefit of the Boylston Landlord. As of March 31, 2026, the funds securing the letter of credit were presented as restricted cash equivalents on the condensed consolidated balance sheets.

The elements of lease expense were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating lease cost	$158	$1,951
Variable lease cost	59	711
Total lease cost	$217	$2,662

Amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	March 31, 2026	December 31, 2025
Assets
Operating lease right-of-use assets	$2,827	$2,936
Liabilities
Operating lease liabilities, current	$307	$280
Operating lease liabilities, non-current	2,632	2,720
Total lease liabilities	$2,939	$3,000
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.4	5.7
Weighted-average discount rate	6.7%	6.7%

The following table represents other lease activity:

	Three Months Ended March 31,
(in thousands)	2026	2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$110	$1,688

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

As consideration for the rights granted, the Company agreed to make an upfront cash payment in the amount of $45.0 million and issued the RemeGen Warrant to a subsidiary of RemeGen, which was initially valued at $177.4 million. Refer to Note 7 for details on the terms of the RemeGen Warrant. The $45.0 million cash payment due to RemeGen was paid during the year ended December 31, 2025. The Company incurred $0.2 million in transaction costs related to the Telitacicept License Agreement during the year ended December 31, 2025.

The Company accounted for the Telitacicept License Agreement as an asset acquisition as substantially all of the value received was concentrated in the Licensed Compound which does not have an alternate future use as it is not yet approved for commercial sale in the licensed territory. Accordingly, the Company recognized a $222.6 million charge to research and development expense on the condensed consolidated statement of operations and comprehensive loss during the year ended December 31, 2025 associated with this asset acquisition. The Company’s accounting policy is to classify the cost of asset acquisitions as an operating cash outflow on the condensed consolidated statement of cash flows.

Pursuant to the terms of the Telitacicept License Agreement, RemeGen is eligible to receive up to $330 million in regulatory milestone payments and up to $3.775 billion in sales milestone payments. In addition, RemeGen is entitled to receive tiered royalties on net sales of the Licensed Products in the licensed territory, ranging from high single digit to mid-teen percentages of net sales, subject to customary reductions. If the Company enters into a sublicense or divests rights to the Licensed Products prior to a specified development event and other than in connection with a change of control, RemeGen is entitled to receive a single digit percentage of certain net proceeds from such transactions. The Telitacicept License Agreement also provides for technology transfer, mutual indemnification and confidentiality. As of March 31, 2026, no milestone or royalty payments have been accrued for as the consideration is not yet payable per the terms of the Agreement.

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

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Numerator:
Net loss attributable to common stockholders	$(219,585)	$(32,486)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	43,011,544	6,241,207
Net loss per share attributable to common stockholders, basic and diluted	$(5.11)	$(5.21)

The Company’s potentially dilutive securities were stock options, restricted stock units, and warrants. Based on the amounts outstanding as of March 31, 2026 and 2025, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of March 31,
	2026	2025
Options to purchase common stock	7,017,122	621,875
Restricted stock units	346,325	115,221
Warrants	39,284,125	3,491,953

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

The following table is a summary of the segment profit or loss, including significant segment expenses:

	Three Months Ended March 31,
(in thousands)	2026	2025
Segment expenses:
Telitacicept - gMG(a)	$9,793	$—
Telitacicept - SjD(a)	2,500	—
Trem-cel(a)	250	6,382
VCAR33(a)	73	3,636
Other research and development(a)	776	2,995
Salaries and benefits	7,555	11,613
General corporate activities	4,974	5,169
Other segment items(b)	193,664	2,691
Segment expenses:	219,585	32,486
Segment net loss	$(219,585)	$(32,486)

(a) Includes only external research and development expenditures.

(b) Other segment items are primarily comprised of interest income on marketable securities and certain non-cash expenses such as change in fair value of warrant liabilities, stock-based compensation, and depreciation expense.

The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM additionally reviews cash, cash equivalents and marketable securities when reviewing segment assets. As of March 31, 2026, the Company’s cash, cash equivalents and marketable securities were $491.5 million. The Company does not provide its CODM with any more detailed segment asset information than what is included on the Company’s condensed consolidated balance sheets.

13. Related Party Transactions

March 2026 Private Placement

As discussed in Note 7, on March 26, 2026, the Company entered into a securities purchase agreement with entities affiliated with TCGX pursuant to which the Company issued and sold an aggregate of 5,338,078 shares of common stock, at a price per share of $14.05, for net proceeds of $74.9 million after deducting offering expenses. Upon the execution of the March 2026 Private Placement on March 30, 2026, TCGX became a greater than 10% owner of the Company’s common stock and therefore became a principal owner in accordance with ASC 850, Related Party Transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Risk Factors” in our 2025 Annual Report and in other reports we have filed or may file with the SEC, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are also evaluating telitacicept in a global Phase 3 clinical trial for the treatment of SjD. The first patient in this trial was dosed in March 2026, and we expect to recruit a total of approximately 250 adults with SjD in the United States, Europe, South America, and Asia. The trial is a randomized, double-blind, placebo-controlled trial.

Telitacicept was evaluated by RemeGen in a Phase 3 clinical trial in patients with active SjD in China. Most recently, the 48-week data including Stage A and B from the Phase 3 trial were presented at the American College of Rheumatology (“ACR”) Annual Meeting in October 2025.

We have incurred significant operating losses since inception, including net losses of $219.6 million and $32.5 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1,372.6 million.

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $491.5 million. Based on our current operating plan, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into early 2029.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of our condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, costs, and expenses, and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates. There have been no changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report.

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

Internal expenses include:

•
personnel-related expenses, including salaries, bonuses, benefits and stock-based compensation expenses, for employees involved in research and development activities; and
•
facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, insurance, and other internal operating costs.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Operating expenses:
Research and development	$17,595	$26,701	$(9,106)
General and administrative	17,565	6,590	10,975
Total operating expenses	35,160	33,291	1,869
Loss from operations	(35,160)	(33,291)	(1,869)
Other income (expense):
Interest income	3,935	805	3,130
Change in fair value of warrant liabilities	(188,360)	—	(188,360)
Total other (expense) income	(184,425)	805	(185,230)
Net loss	$(219,585)	$(32,486)	$(187,099)

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2026	2025	Change
External research expenses:
Telitacicept - gMG	$9,793	$—	$9,793
Telitacicept - SjD	2,500	—	2,500
Trem-cel	250	6,382	(6,132)
VCAR33	73	3,636	(3,563)
Other research and development	776	2,995	(2,219)
Internal research expenses:
Salaries and benefits	3,497	9,057	(5,560)
Stock-based compensation	601	1,042	(441)
Manufacturing, facilities, and other research expenses	105	3,589	(3,484)
Total research and development expenses	$17,595	$26,701	$(9,106)

Research and development expenses were $17.6 million for the three months ended March 31, 2026, compared to $26.7 million for the three months ended March 31, 2025. The decrease of $9.1 million was primarily due to $9.7 million in reduced spend on our previous programs, trem-cel and VCAR33, a $5.6 million decrease in personnel costs as we had lower headcount compared to the prior year, a $3.5 million decrease in manufacturing and facilities costs as our manufacturing activities and leased properties have both been reduced compared to the prior year, a $2.2 million decrease in other research and development costs, and a $0.4 million decrease in stock-based compensation. These decreases were partially offset by a $12.3 million increase in spend for our new programs, telitacicept - gMG and telitacicept - SjD.

General and Administrative Expenses

General and administrative expenses were $17.6 million for the three months ended March 31, 2026, compared to $6.6 million for the three months ended March 31, 2025. The increase of $11.0 million was primarily due to a $7.4 million increase in stock-based compensation expense, a $1.4 million increase in personnel-related expenses, a $1.2 million increase in commercial-related expenses, and a $1.0 million increase in professional fees. The increase in stock-based compensation was primarily driven by grants to the new executives hired after the quarter ended March 31, 2025, as well as an appreciation in our stock price and incremental expense recognized from award modifications which took place at the end of the year ended December 31, 2025. The increase in personnel-related expenses was due primarily to new general administrative employees hired during 2025, including new executives.

Other Income (Expense)

Other income (expense) decreased by $185.2 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in other income (expense) was primarily due to the change in fair value of the warrant liabilities resulting from changes in the quoted price of the Company’s common stock underlying the warrants.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and have received aggregate net proceeds from these transactions of approximately $1,094.1 million as of March 31, 2026.

In order to fund our future operations, including our ongoing and planned clinical trials, we filed a universal shelf registration statement, which was declared effective on March 31, 2025, to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. As of March 31, 2026, $164.2 million remains available under this Shelf Registration Statement, including $48.9 million reserved for at-the-market offerings discussed below.

At-the-Market Sales Agreements

In December 2022, we entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the "Stifel ATM Facility"). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million. We pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We did not sell any shares of our common stock under the Stifel ATM Facility during the three months ended March 31, 2026. As of March 31, 2026, $48.9 million remained available to be sold under the Stifel ATM Facility.

March 2026 Private Placement

On March 26, 2026, we entered into a purchase agreement with institutional investors pursuant to which we agreed to issue and sell an aggregate of 5,338,078 shares of common stock, at a price per share of $14.05, for net proceeds of $74.9 million after deducting offering expenses payable by us. The private placement closed on March 30, 2026.

Cash Requirements

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $491.5 million. We will need to raise additional capital in the future to fund our planned future operations.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(38,246)	$(31,066)
Net cash used in investing activities	(263,237)	(230)
Net cash provided by (used in) financing activities	74,870	(606)
Net decrease in cash, cash equivalents and restricted cash equivalents	$(226,613)	$(31,902)

Operating Activities

Net cash used in operating activities was $38.2 million for the three months ended March 31, 2026, reflecting a net loss of $219.6 million, offset by changes in operating assets and liabilities of $15.5 million and non-cash charges of $196.9 million. The non-cash charges primarily consisted of the change in fair value of warrant liabilities of $188.4 million and $8.9 million of stock-based compensation expense. The change in operating assets and liabilities was primarily due to a decrease of $9.1 million of accounts payable and accrued expenses as much of the accrued expenses relating to the prior period were paid in the three months ended March 31, 2026. The change was also due to the increase of $6.4 million of prepaid expense and other current assets, primarily driven by the increase of prepayments made for our clinical programs and an increase in accrued interest on marketable securities.

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

Investing Activities

Net cash used in investing activities was $263.2 million for the three months ended March 31, 2026, which consisted of the purchases of $276.5 million of marketable securities and $0.1 million of equipment, partially offset by $13.3 million of proceeds from the maturities of marketable securities. Net cash used in investing activities was $0.2 million for the three months ended March 31, 2025, which primarily consisted of purchases of $0.2 million of property and equipment.

Financing Activities

Net cash provided by financing activities was $74.9 million for the three months ended March 31, 2026, which primarily consisted of $75.0 million in gross proceeds from the issuance of common stock in the March 2026 private placement, partially offset by $0.1 million of payments made in the period for issuance costs relating to the December 2025 private placement. Net cash used in financing activities was $0.6 million for the three months ended March 31, 2025, which primarily consisted of $0.6 million of payments for issuance costs relating to the December 2024 private placement.

Contractual Obligations and Other Commitments

Contractual obligations relate to future minimum lease payments for an existing non-cancellable lease relating to corporate office space, with a term expiring in August 2031.

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

There were no significant changes in contractual obligations and other commitments from that described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Other Commitments” in our 2025 Annual Report.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in other litigation or legal proceedings relating to claims arising from the ordinary course of business.

Item 1A. Risk Factors.

The following risk factors and other information included in this Quarterly Report on Form 10-Q (“Quarterly Report”), including our condensed consolidated financial statements and related notes thereto, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Annual Report”), including our financial statements and related notes thereto, should be carefully considered. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see the discussion regarding some of the forward-looking statements that are qualified by these risk factors contained elsewhere in this Quarterly Report. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant net losses since inception. We expect to incur net losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have not generated any revenue and have incurred significant operating losses. For the three months ended March 31, 2026 and 2025 our net loss was $219.6 million and $32.5 million, respectively. As of March 31, 2026, we had an accumulated deficit of $1,372.6 million. We have financed our operations primarily through the sale of our capital stock, including the sale of warrants to purchase our common stock. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking studies of potential product candidates and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2026, our cash, cash equivalents and marketable securities were $491.5 million. We expect that our existing cash, cash equivalents and marketable securities as of March 31, 2026, will enable us to fund our operating expenses and capital expenditure requirements into early 2029. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

For example, we have raised substantial amounts of capital through the issuance and sale of 11,500,000 shares of common stock in an underwritten public offering in November 2025, the issuance and sale of 13,876,032 shares of common stock in a private placement in December 2025, the issuance and sale of 5,338,078 shares of common stock in a private placement in March 2026, and sales made pursuant to our at-the-market facility. In addition, in December 2024, we issued and sold to certain institutional investors an aggregate of (i) 2,793,562 shares of common stock and (ii) warrants to purchase up to 3,491,953 shares of common stock (the “2024 Warrants”). In June 2025, we issued and sold to certain institutional investors warrants to purchase up to 34,999,999 shares of common stock (the “2025 PIPE Warrants”), and we also issued a warrant to purchase up to 16,000,000 shares of common stock (the “RemeGen Warrant”) as partial consideration for the Telitacicept License Agreement to a subsidiary of RemeGen. As of March 31, 2026, the 2024 Warrants and RemeGen Warrant remain outstanding and unexercised, and 19,792,712 of the 2025 PIPE Warrants remain outstanding and unexercised. In addition, as of March 31, 2026, we have outstanding options to purchase 7,017,122 shares of common stock and 346,325 restricted stock units, and we have 2,455,518 shares of common stock available for future issuance under our 2023 Inducement Plan, 1,497,093 shares of common stock available for future issuance under our Amended and Restated 2021 Equity Incentive Plan and 205,932 shares of common stock available for issuance under our Employee Stock Purchase Plan. Should all of these shares be issued, you would experience substantial dilution in ownership of our common stock.

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

We are a clinical-stage company with no products approved for marketing. We were founded in December 2015 and commenced operations in February 2016. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying product candidates and undertaking studies. Prior to our in-license of telitacicept in June 2025, our efforts were focused on developing engineered hematopoietic stem cell transplants, chimeric antigen receptor-T cell therapies and antibody drug conjugates for the treatment of acute myeloid leukemia. We are currently developing telitacicept in global Phase 3 clinical trials for the treatment of gMG and SjD. The risk of failure for these activities is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Results from preclinical studies are not necessarily predictive of future clinical trial results, and interim results of a clinical trial are not necessarily indicative of final results. This risk is heightened when clinical trials involve only a small number of patients, which makes it difficult to predict whether early results from these trials will be indicative of the final results of the trials or be replicated in future trials. Further, success in preclinical studies and earlier stage clinical trials of telitacicept conducted by RemeGen, or the fact that telitacicept has received marketing approval in China in multiple indications, does not ensure that later clinical trials conducted by us will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of telitacicept for regulatory approval by the FDA or other comparable foreign regulatory authorities. For example, the results of RemeGen’s Phase 3 clinical trials of telitacicept in gMG and SjD may not be replicated in our ongoing global Phase 3 clinical trials of telitacicept in gMG and SjD due to a variety of factors, including differences in trial design, patient demographics and enrollment and placebo rates. Our product candidates may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. This failure to establish sufficient efficacy and safety could cause us to abandon clinical development of our product candidates.

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
•
the willingness of the target patient population to try novel biologics and of physicians to prescribe these treatments;
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

We face and expect to continue to face intense competition from other biopharmaceutical companies, who have launched or are developing products for the treatment of gMG and other autoimmune diseases. Competition for other indications is also fierce, with significant development in almost all of the indications we may develop for our product candidates. Novartis AG, CSL Behring, Grifols, S.A., Curavac, Inc., Takeda Pharmaceutical Co Ltd, Immunovant, Inc., Cartesian Therapeutics, Inc., Amgen, Kyverna, Dianthus, and Regeneron Pharmaceuticals Inc./Alnylam Pharmaceuticals, Inc., among others, are developing drugs that may have utility for the treatment of myasthenia gravis (MG) or Sjögren’s Disease (SjD).

Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future that are approved to treat the same diseases for which we may obtain approval for our product candidates. This may include other types of therapies, such as small molecule, CAR-T, antibody and/or protein therapies.

Many of our current or potential competitors, either alone or with their collaboration partners, may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize product candidates that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our product candidates or that would render our product candidates obsolete or non-competitive. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates against competitors.

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

We will continue to contract with third parties for the manufacture and supply of materials for development of our product candidates, advancement of our current and future clinical trials, and potential commercialization of our product candidates. This increases the risk that we will not have sufficient quantities and quality of such materials, for the development of our product candidates, or that such supply will not be available to us at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Within the United States, the federal government and individual states have aggressively pursued healthcare reform, as evidenced by the passing of the Affordable Care Act (the “ACA”). The ACA substantially changed the way healthcare is financed by both governmental and private insurers and contains a number of provisions that affect coverage and reimbursement of drug products and/or that could potentially reduce the demand for pharmaceutical products. There have been executive, judicial and Congressional challenges and amendments, to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services (“HHS”), the FDA, the Centers for Medicare & Medicaid Services (“CMS”) and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform (“TrumpRx”) U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again (“MAHA”) Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager (“PBM”) payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Our stock price is, and is likely to continue to be, volatile. For example, our stock traded within a range of a high price of $53.40 and a low price of $3.03 per share for the period of January 1, 2025 through May 7, 2026. As a result of volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Moreover, holders of a substantial number of shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. For example, in December 2022 we filed a registration statement on Form S-3 to register the resale of up to 581,395 shares of common stock held by RA Capital Healthcare Fund L.P. which were purchased from us in a private placement, and in January 2025 we filed a registration statement on Form S-3 to register the resale of up to an aggregate of 6,285,515 shares of common stock held by Reprogrammed Interchange LLC and entities affiliated with RA Capital Management, L.P., consisting of (i) 2,793,562 shares of common stock and (ii) 3,491,953 shares of common stock issuable upon the exercise of outstanding warrants to purchase shares of common stock, which were purchased from us in a private placement. We have also filed a registration statement on Form S-3 to register the resale of up to 34,999,999 shares of common stock issuable upon exercise of outstanding warrants, which were purchased from us by certain institutional investors in a private placement, and 16,000,000 shares of common stock that are issuable upon exercise of a warrant to purchase common stock issued to RemeGen as partial consideration for our license agreement with

RemeGen, as well as registration statements on Form S-3 to register the resale of up to 13,876,032 shares of common stock purchased from us in December 2025 and up to 5,338,078 shares of common stock purchased from us in the March 2026 Private Placement.

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

We could also be affected by new and increased tariffs between the United States and other countries, including China. These additional tariffs and any retaliatory tariffs by other countries could substantially increase our costs associated with the manufacture and supply of our product candidates. The global trade environment is rapidly evolving, and the United States and other countries may impose additional new tariffs, the scope of which we are unable to predict but that may adversely impact our business. For example, on April 2, 2026, the U.S. presidential administration issued a proclamation entitled “Adjusting Imports of Pharmaceuticals and Pharmaceutical Ingredients into the United States,” which would impose tariffs of up to 100% on certain covered imported patented pharmaceutical products and associated pharmaceutical ingredients, subject to exemptions and reduced-rate pathways. We currently contract with third parties outside the U.S. for the manufacture and supply of telitacicept, including suppliers in China. The scope, implementation and availability of exemptions or reduced-rate pathways under this proclamation remain uncertain, and telitacicept or any future product candidates may not qualify for such exemptions or pathways. If our activities or those of our third-party suppliers or service providers fall within the scope of any of these or other tariffs, our costs may increase significantly.

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

Item 5. Other Information

Director and Officer Trading Arrangements

During the quarter ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	May 23, 2025
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	September 17, 2025
3.4	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021
10.1^	Securities Purchase Agreement, dated March 26, 2026, by and between the Registrant and the investors named therein					X
10.2^	Registration Rights Agreement, dated March 26, 2026, by and between the Registrant and the investors named therein					X
10.3+	Non-Employee Director Compensation Policy	10-K	001-39979	10.15	March 30, 2026
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

						X
32.1†	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL.

+ Indicates management contract or compensatory plan.

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

VOR BIOPHARMA INC.

Date: May 13, 2026	By:	/s/ Jean-Paul Kress
Jean-Paul Kress President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2026	By:	/s/ Sandesh Mahatme
Sandesh Mahatme Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)