Form 10-Q
period 2026-06-30
Vor Biopharma Inc.
filed 2026-08-11
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of the registrant’s Common Stock outstanding as of August 6, 2026 was 59,162,294.

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
•
our reliance on third-party contract manufacturing organizations and clinical manufacturing organizations and our ability to establish or maintain agreements on commercially reasonable terms;
•
our ability to protect and enforce our intellectual property position for our product candidate or any future product candidates, and the scope of such protection;
•
our financial performance;
•
the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;
•
the anticipated timing and availability of clinical trial data, including topline data;
•
our competitive position and the development of and projections relating to our competition or our industry;
•
the impact of laws and regulations; and
•
the sufficiency of our existing cash, cash equivalents and marketable securities to fund our operations;

•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. You should refer to the “Risk Factors” section in this Quarterly Report for a discussion of material factors that could cause actual results or events to differ materially from the forward-looking statements that we make.

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
•
We may derive results and data for telitacicept from clinical trials conducted by RemeGen; our access to the clinical results and data may be limited or delayed, and there is no assurance that the clinical data from any such trials will be accepted or considered by the FDA or other comparable regulatory authorities.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$107,855	$396,486
Marketable securities	358,274	58,722
Prepaid expenses	5,875	1,152
Other current assets	3,103	1,745
Total current assets	475,107	458,105
Restricted cash	168	168
Property and equipment, net	648	533
Operating lease right-of-use assets	2,718	2,936
Other assets	2,412	2,384
Total assets	$481,053	$464,126
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,998	$5,127
Accrued liabilities	20,481	19,764
Operating lease liabilities	335	280
Total current liabilities	24,814	25,171
Non-current liabilities:
Operating lease liabilities, less current portion	2,542	2,720
Warrant liabilities	653,894	600,547
Total liabilities	681,250	628,438
Stockholders’ deficit(1):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 800,000,000 and 400,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 54,455,751 and 38,720,196 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	19	18
Additional paid-in capital	1,236,073	988,604
Accumulated other comprehensive (loss) income	(922)	41
Accumulated deficit	(1,435,367)	(1,152,975)
Total stockholders’ deficit	(200,197)	(164,312)
Total liabilities and stockholders’ deficit	$481,053	$464,126

(1) All share and per share amounts have been restated for prior periods on a retroactive basis to reflect a one-for-twenty reverse stock split effected in September 2025. See Note 2 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Operating expenses:
Research and development	$25,920	$261,499	$43,515	$288,200
General and administrative	21,933	12,785	39,498	19,375
Total operating expenses	$47,853	$274,284	$83,013	$307,575
Loss from operations	(47,853)	(274,284)	(83,013)	(307,575)
Other income (expense):
Interest income	4,343	537	8,278	1,342
Change in fair value of warrant liabilities	(19,300)	(1,299,922)	(207,657)	(1,299,922)
Total other expense, net	(14,957)	(1,299,385)	(199,379)	(1,298,580)
Net loss	$(62,810)	$(1,573,669)	$(282,392)	$(1,606,155)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(1.16)	$(251.24)	$(5.80)	$(256.88)
Weighted-average common shares outstanding, basic and diluted(1)	54,304,456	6,263,572	48,689,196	6,252,452

Other comprehensive loss:
Unrealized loss on available for sale marketable securities	(216)	(9)	(963)	(8)
Total other comprehensive loss:	(216)	(9)	(963)	(8)
Comprehensive loss	$(63,026)	$(1,573,678)	$(283,355)	$(1,606,163)

(1) All share and per share amounts have been restated for prior periods on a retroactive basis to reflect a one-for-twenty reverse stock split effected in September 2025. See Note 2 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of stockholders’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock(1)		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	income (loss)	Deficit	Deficit
Balance at December 31, 2025	38,720,196	$18	$988,604	$41	$(1,152,975)	$(164,312)
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	352	—	(2)	—	—	(2)
Issuance of common stock from private placement, net of issuance costs	5,338,078	—	74,906	—	—	74,906
Stock-based compensation expense	—	—	8,870	—	—	8,870
Issuance of common stock from exercise of pre-funded warrants	10,126,956	1	150,445			150,446
Other comprehensive loss	—	—	—	(747)	—	(747)
Net loss	—	—	—	—	(219,582)	(219,582)
Balance at March 31, 2026	54,185,582	$19	$1,222,823	$(706)	$(1,372,557)	$(150,421)
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	295	—	(2)	—	—	(2)
Issuance costs for private placement	—	—	(14)	—	—	(14)
Stock-based compensation expense	—	—	9,399	—	—	9,399
Issuance of common stock from exercise of pre-funded warrants	269,874	—	3,867	—	—	3,867
Other comprehensive loss	—	—	—	(216)	—	(216)
Net loss	—	—	—	—	(62,810)	(62,810)
Balance at June 30, 2026	54,455,751	$19	$1,236,073	$(922)	$(1,435,367)	$(200,197)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	income (loss)	Deficit	Equity
Balance at December 31, 2024	6,238,799	$13	$553,623	$22	$(456,994)	$96,664
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	3,769	—	(55)	—	—	(55)
Issuance costs for private placement		—	12	—	—	12
Stock-based compensation expense	—	—	1,933	—	—	1,933
Other comprehensive loss	—	—	—	1	—	1
Net loss	—	—	—	—	(32,486)	(32,486)
Balance at March 31, 2025	6,242,568	$13	$555,513	$23	$(489,480)	$66,069
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options, and issuance of common stock under ESPP	39,720	—	65	—	—	65
Stock-based compensation expense	—	—	1,844	—	—	1,844
Other comprehensive income	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(1,573,669)	(1,573,669)
Balance at June 30, 2025	6,282,288	$13	$557,422	$14	$(2,063,149)	$(1,505,700)

(1) All share and per share amounts have been restated for prior periods on a retroactive basis to reflect a one-for-twenty reverse stock split effected in September 2025. See Note 2 for details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(282,392)	$(1,606,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	64	2,862
Non-cash lease expense	218	5,480
Stock-based compensation	18,269	3,777
Change in fair value of warrant liabilities	207,657	1,299,922
Interest amortization on marketable securities	(913)	(22)
Loss on sale of property and equipment	—	3,303
Acquisition of in-process research and development	—	222,592
Changes in operating assets and liabilities:
Operating lease liabilities, net	(123)	(2,327)
Prepaid expenses and other current assets	(6,081)	2,632
Accounts payable, accrued liabilities and other current liabilities	(296)	(277)
Other assets	(27)	1,963
Net cash used in operating activities	(63,624)	(66,250)
Cash flows from investing activities
Purchases of marketable securities	(355,500)	—
Proceeds from maturities of marketable securities	55,897	—
Purchases of property and equipment	(168)	(383)
Proceeds from sales of property and equipment	—	799
Net cash (used in) provided by investing activities	(299,771)	416
Cash flows from financing activities
Payment of issuance costs related to private placements	(234)	(551)
Proceeds from the issuance of pre-funded warrants	—	175,000
Proceeds from exercise of pre-funded warrants	3	—
Proceeds from stock option exercises and the issuance of shares under ESPP	—	97
Repurchases of shares for tax withholdings upon vesting of restricted stock unit awards	(4)	(87)
Proceeds from issuance of common stock in private placement	74,999	—
Net cash provided by financing activities	74,764	174,459
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(288,631)	108,625
Cash, cash equivalents and restricted cash equivalents, beginning of period	$396,654	$84,362
Cash, cash equivalents and restricted cash equivalents, end of period	$108,023	$192,987
Supplemental disclosure of non-cash activities
Purchases of property and equipment in accounts payable and accrued liabilities	$12	$—
Unrealized loss on available-for-sale securities	$(964)	$—
Unpaid license payments included in accounts payable and accrued expenses	$—	$45,000
Issuance costs associated with the sale of pre-funded warrants included in accounts payable and accrued expenses	$—	$643

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows is as follows:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Cash and cash equivalents	$107,855	$190,574
Restricted cash equivalents	168	2,413
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$108,023	$192,987

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

Liquidity and Capital Resources

The Company expects that its existing cash, cash equivalents and marketable securities as of June 30, 2026 of $466.1 million will be sufficient to allow the Company to fund its current planned operations through at least a period of one year after the date the financial statements are issued.

As of June 30, 2026, the Company has an accumulated deficit of $1,435.4 million. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidate. As a result, the Company's continued operations are dependent on its ability to raise additional funding. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates issued by the Financial Accounting Standards Board.

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

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by remaining contractual maturity, are as follows:

	June 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate bonds	$64,673	—	$(190)	$64,483
Commercial paper	8,424	—	—	8,424
Yankee bonds	2,510	—	(15)	2,495
U.S. Treasuries	131,087	—	(252)	130,835
U.S. Treasury bills	45,913	—	(5)	45,908
Maturing after one year through five years
Corporate bonds	48,200	—	(245)	47,955
U.S. Treasuries	58,389	—	(215)	58,174
Total	$359,196	$—	$(922)	$358,274

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasuries	$25,772	$16	$—	$25,788
U.S. Treasury bills	13,636	6	—	13,642
Maturing after one year through five years
U.S. Treasuries	19,273	19	—	19,292
Total	$58,681	$41	$—	$58,722

The following table presents the fair value of the Company’s securities that were in an unrealized loss position as of June 30, 2026, and the total unrealized loss by each type of security. The Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods presented. There were no securities in an unrealized loss position as of December 31, 2025.

	June 30, 2026
	Less than twelve months		Greater than twelve months		Total
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Corporate bonds	$112,438	$(435)	—	—	$112,438	$(435)
Commercial paper	8,424	—	—	—	8,424	—
U.S. Treasury bills	45,908	(5)	—	—	45,908	(5)
U.S. Treasuries	189,009	(467)	—	—	189,009	(467)
Yankee bonds	2,495	(15)	—	—	2,495	(15)
Total	$358,274	$(922)	$—	$—	$358,274	$(922)

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$106,896	$—	$—	$106,896
Total cash equivalents	106,896	—	—	106,896
Marketable securities
Corporate bonds	—	112,438	—	112,438
Commercial paper	—	8,424	—	8,424
U.S. Treasury bills	—	45,908	—	45,908
U.S. Treasuries	—	189,009	—	189,009
Yankee bonds	—	2,495	—	2,495
Total marketable securities	—	358,274	—	358,274
Restricted cash equivalents
Money market funds	168	—	—	168
Liabilities
Warrant liabilities	—	653,894	—	653,894

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$392,803	$—	$—	$392,803
U.S. Treasury bills	—	3,434	—	3,434
Total cash equivalents	392,803	3,434	—	396,237
Marketable securities
U.S. Treasury bills	—	13,642	—	13,642
U.S. Treasuries	—	45,080	—	45,080
Total marketable securities	—	58,722	—	58,722
Restricted cash equivalents
Money market funds	168	—	—	168
Liabilities
Warrant liabilities	—	600,547	—	600,547

The fair value of the Company’s cash equivalents and restricted cash equivalents is determined based on quoted market prices in active markets with no valuation adjustment. The fair value of marketable securities and warrant liabilities is determined based on observable market inputs. There were no transfers between levels during the six months ended June 30, 2026.

Prepaid expenses, accounts payable and accrued expenses are stated at their respective historical carrying values, which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Furniture, fixtures and other	738	558
Total	738	558
Less: Accumulated depreciation	(90)	(25)
Property and equipment, net	$648	$533

An immaterial amount of depreciation was recognized during the three and six months ended June 30, 2026. Depreciation expense for the three and six months ended June 30, 2025 was $2.1 and $2.9 million, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2026	2025
Employee-related expenses	$4,719	$3,066
Professional fees	1,141	1,366
Clinical expenses	9,418	8,466
Manufacturing expenses	3,945	6,071
Other research and development expenses	941	241
Other	317	554
Total accrued liabilities	$20,481	$19,764

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

The Company determined that the 2024 Warrants are freestanding instruments that do not meet the definition of a liability or derivative. The 2024 Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification. Accordingly, the 2024 Warrants were classified as equity and accounted for as a component of additional paid-in capital at the time issued. The Company also determined that the 2024 Warrants should be included in the determination of diluted net loss per share if their impact is dilutive. However, they are not included within diluted net loss per share for the three and six months ended June 30, 2026 or 2025 as their effect would be antidilutive.

As of June 30, 2026, none of the 2024 Warrants have been exercised.

June 2025 Private Placement

On June 25, 2025, the Company entered into a purchase agreement with certain institutional investors (collectively, the “2025 Purchasers”), pursuant to which the Company issued and sold to the 2025 Purchasers in a private placement warrants to purchase up to an aggregate of 34,999,999 shares of the Company’s common stock (the “2025 PIPE Warrants”) at the closing on June 27, 2025. Net proceeds from the private placement were $174.4 million, after deducting issuance costs payable by the Company. In addition to the 2025 PIPE Warrants, on June 25, 2025 the Company issued a warrant to purchase up to 16,000,000 shares of the Company’s common stock as partial consideration for the Telitacicept License Agreement (as defined below) to a subsidiary of RemeGen Co., Ltd.

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

The Company also determined the 2025 Warrants should be included in the determination of diluted net loss per share if their impact is dilutive. However, they are not included within diluted net loss per share for the three and six months ended June 30, 2026 and 2025 as the effect would be antidilutive.

During the three and six months ended June 30, 2026, 269,912 and 10,398,099, respectively, of the 2025 Warrants were exercised for an immaterial amount of net proceeds. Some of the exercises were completed via cashless exercise, which resulted in slightly less shares issued than warrants exercised for such transactions. The remaining 35,522,260 outstanding 2025 Warrants had a fair value of $653.9 million as of June 30, 2026.

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

8. Stock-Based Compensation

2023 Inducement Plan

As of June 30, 2026, the Company had 2,274,893 shares of its common stock available for future issuance under the 2023 Inducement Plan.

Amended and Restated 2021 Equity Incentive Plan

As of June 30, 2026, the Company had 517,674 shares of its common stock available for future issuance under its Amended and Restated 2021 Equity Incentive Plan.

Stock Options

The Company’s stock options generally vest ratably over a four-year period and have a contractual term of ten years. The weighted-average assumptions used principally in determining the fair value of new options granted during the periods presented were as follows:

	Six months ended June 30,
	2026	2025
Expected term (in years)	6.0	6.1
Expected volatility	101.8%	98.9%
Risk-free interest rate	4.0%	3.9%
Dividend yield	—	—

During the six months ended June 30, 2026 and 2025, the Company granted new stock options to purchase 972,425 shares and 4,377,494 shares of its common stock, respectively, with a weighted-average grant-date fair value of $11.65 and $14.60 per share, respectively. As of June 30, 2026, total unrecognized compensation expense related to stock options was $107.3 million, which is expected to be recognized over a weighted-average period of 3.1 years. There were no stock options exercised during the six months ended June 30, 2026. There were 7,545,245 options outstanding as of June 30, 2026.

Restricted Stock Units

During the six months ended June 30, 2026 and 2025, the Company granted 194,715 and 61,200 restricted stock units, respectively, with a weighted-average grant date fair value of $14.90 and $26.60 per share, respectively. As of June 30, 2026, total unrecognized compensation expense related to restricted stock units was $7.6 million, which is expected to be recognized over a weighted-average period of 3.4 years. There were 373,811 unvested restricted stock units as of June 30, 2026.

Employee Stock Purchase Plan

As of June 30, 2026, the Company had 205,932 shares of its common stock available for issuance under its Employee Stock Purchase Plan (“ESPP”). The Company did not issue any shares of common stock under the ESPP during the six months ended June 30, 2026. The Company issued 33,494 shares with a weighted-average exercise price of $3 under the ESPP during the six months ended June 30, 2025.

Performance Stock Units

During the six months ended June 30, 2026, the Company granted a total of 604,285 Performance Stock Units (“PSUs”) with an initial fair value of $14.09 to certain members of the Company’s management team. Vesting of the PSUs is contingent upon meeting certain performance conditions as well as meeting certain service conditions. The total initial expense of $8.5 million for these awards is expected to be recognized through June 2029, depending on the achievement of the related performance conditions.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Research and development	$814	$599	$1,414	$1,641
General and administrative	8,585	1,245	16,855	2,136
Total stock-based compensation expense	$9,399	$1,844	$18,269	$3,777

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

In conjunction with the Boylston Lease, the Company was required to execute an irrevocable standby letter of credit of $0.2 million for the benefit of the Boylston Landlord. As of June 30, 2026, the funds securing the letter of credit were presented as restricted cash equivalents on the condensed consolidated balance sheets.

The elements of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$158	$13,085	$316	$15,036
Variable lease cost	67	774	126	1,485
Total lease cost	$225	$13,859	$442	$16,521

During the three and six months ended June 30, 2025, the Company entered into an early termination agreement with the landlord of its previously leased office space on June 20, 2025, pursuant to which the parties agreed to terminate the lease, effective August 4, 2025. Per the terms of such agreement, the Company made a non-refundable termination payment in the amount of $8.5 million to the previous landlord. The early termination was treated as a lease modification for accounting purposes. As a result of the modification, the Company remeasured the lease liability and recognized a corresponding adjustment to the right-of-use asset as of the date of the modification. Additionally, as of June 30, 2025, the space was determined to be abandoned, thus the Company accelerated amortization of the right of-use asset and de-recognized any remaining balances during the period. The total expense recognized in the three and six months ended June 30, 2025 in connection with the termination of the lease in those periods was $11.2 million.

Amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	June 30, 2026	December 31, 2025
Assets
Operating lease right-of-use assets	$2,718	$2,936
Liabilities
Operating lease liabilities, current	$335	$280
Operating lease liabilities, non-current	2,542	2,720
Total lease liabilities	$2,877	$3,000
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	5.2	5.7
Weighted-average discount rate	6.7%	6.7%

The following table represents other lease activity:

	Three months ended		Six months ended
(in thousands)	2026	2025	2026	2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$110	$10,196	$220	$11,884

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

Pursuant to the terms of the Telitacicept License Agreement, RemeGen is eligible to receive up to $330 million in regulatory milestone payments and up to $3.775 billion in sales milestone payments. In addition, RemeGen is entitled to receive tiered royalties on net sales of the Licensed Products in the licensed territory, ranging from high single digit to mid-teen percentages of net sales, subject to customary reductions. If the Company enters into a sublicense or divests rights to the Licensed Products prior to a specified development event and other than in connection with a change of control, RemeGen is entitled to receive a single digit percentage of certain net proceeds from such transactions. The Telitacicept License Agreement also provides for technology transfer, mutual indemnification and confidentiality. As of June 30, 2026, no milestone or royalty payments have been accrued for as the consideration is not yet payable per the terms of the Agreement.

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

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(62,810)	$(1,573,669)	$(282,392)	$(1,606,155)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	54,304,456	6,263,572	48,689,196	6,252,452
Net loss per share attributable to common stockholders, basic and diluted	$(1.16)	$(251.24)	$(5.80)	$(256.88)

The Company’s potentially dilutive securities were stock options, restricted stock units, warrants, and performance stock units. Based on the amounts outstanding as of June 30, 2026 and 2025, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of June 30,
	2026	2025
Options to purchase common stock	7,545,245	4,731,052
Restricted stock units	373,811	96,432
Performance stock units	604,285	—
Warrants	39,014,213	54,491,952

12. Segments

The Company operates and manages its business as one reportable and operating segment, centered around the commercial development of its product candidates. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer.

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

The following table is a summary of the segment profit or loss, including significant segment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Segment expenses:
Telitacicept - gMG(a)	$12,152	$—	$21,945	$—
Telitacicept - SjD(a)	6,331	—	8,830	—
Trem-cel(a)	—	3,095	250	9,477
VCAR33(a)	—	2,419	73	6,055
Other research and development(a)	1,902	225,144	2,680	228,139
Salaries and benefits	9,787	17,863	17,342	29,476
General corporate activities	8,235	16,694	13,209	21,863
Other segment items(b)	24,403	1,308,454	218,063	1,311,145
Segment expenses:	62,810	1,573,669	282,392	1,606,155
Segment net loss	$(62,810)	$(1,573,669)	$(282,392)	$(1,606,155)

(a) Includes only external research and development expenditures.

(b) Other segment items are primarily comprised of interest income on marketable securities and certain non-cash expenses such as change in fair value of warrant liabilities, stock-based compensation, and depreciation expense.

The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM additionally reviews cash, cash equivalents and marketable securities when reviewing segment assets. As of June 30, 2026, the Company’s cash, cash equivalents and marketable securities were $466.1 million. The Company does not provide its CODM with any more detailed segment asset information than what is included on the Company’s condensed consolidated balance sheets.

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

14. Subsequent Events

At-the-Market Sales Activity

During July 2026, the Company sold 2,558,569 shares of common stock under the existing at-the-market sales agreement with Stifel, Nicolaus & Company, Incorporated as the agent (the "Stifel ATM Facility"). The shares were sold at a weighted-average price per share of $19.11 for aggregate gross proceeds of $48.9 million, before deducting commissions of $0.5 million. Following these sales, there is no remaining capacity under the current prospectus supplement associated with the Stifel ATM Facility.

2025 Warrant Exercise

In July 2026, 2,100,000 of the 2025 Warrants were exercised on a cashless basis by RA Capital Healthcare Fund, L.P. (“RA Capital”) in exchange for 2,099,787 shares of common stock. RA Capital was a related party to the Company under ASC 850 through the reporting date of June 30, 2026.

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

Pursuant to our license agreement with RemeGen, we were granted an exclusive license to develop and commercialize telitacicept outside of the Greater China region, which includes mainland China, Hong Kong, Macau and Taiwan. RemeGen retains development and commercialization rights in Greater China. Telitacicept is approved in China for the treatment of generalized myasthenia gravis (“gMG”), systemic lupus erythematosus (“SLE”), rheumatoid arthritis (“RA”), Sjögren’s disease (“SjD”) and IgA nephropathy (“IgAN”).

Telitacicept is currently being evaluated for the treatment of gMG in a global Phase 3 clinical trial, for which we have assumed responsibility from RemeGen in connection with the license agreement. The trial is currently recruiting patients in North America, Europe, Latin America, and Asia to support potential approval in the United States, Europe, Japan and other countries. In July 2024, the clinical trial enrolled a patient in the United States, the first in the global clinical trial. Topline data from the trial is anticipated in the first half of 2027.

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

We have incurred significant operating losses since inception, including net losses of $62.8 million and $1,573.7 million for the three months ended June 30, 2026 and 2025, respectively, and $282.4 million and $1,606.2 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $1,435.4 million.

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $466.1 million. Additionally, we have received gross proceeds of $48.9 million, before deducting commissions of $0.5 million, from sales of shares of our common stock subsequent to June 30, 2026 transacted through our At-the-Market sales agreement, as described in the Liquidity and Capital Resources section below. Based on our current operating plan, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into early 2029.

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

Results of Operations

Comparison of three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$25,920	$261,499	$(235,579)
General and administrative	21,933	12,785	9,148
Total operating expenses	47,853	274,284	(226,431)
Loss from operations	(47,853)	(274,284)	226,431
Other income (expense):
Interest income	4,343	537	3,806
Change in fair value of warrant liabilities	(19,300)	(1,299,922)	1,280,622
Total other expense, net	(14,957)	(1,299,385)	1,284,428
Net loss	$(62,810)	$(1,573,669)	$1,510,859

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended June 30,
	2026	2025	Change
External research expenses:
Telitacicept - gMG	$12,152	$—	$12,152
Telitacicept - SjD	6,331	—	6,331
Trem-cel	—	3,095	(3,095)
VCAR33	—	2,419	(2,419)
Other research and development	1,902	225,144	(223,242)
Internal research expenses:
Salaries and benefits	4,608	11,742	(7,134)
Stock-based compensation	814	599	215
Manufacturing, facilities, and other research expenses	113	18,500	(18,387)
Total research and development expenses	$25,920	$261,499	$(235,579)

Research and development expenses were $25.9 million for the three months ended June 30, 2026, compared to $261.5 million for the three months ended June 30, 2025. The decrease of $235.6 million was primarily due to the $222.6 million of expense recognized in connection with the upfront consideration for the Telitacicept License Agreement in the three months ended June 30, 2025. There were also decreases of $18.4 million in manufacturing, facilities, and other expenses primarily driven by the acceleration of amortization and terminated lease fees incurred in connection with the termination of the lease in the three months ended June 30, 2025. There was also a decrease of $7.1 million in salaries and benefits expenses primarily due to severance costs incurred in connection with employee terminations in the prior year period. The decreases were also due to decreases in spend for Trem-cel and VCAR33 of $3.1 and $2.4 million, respectively, compared to the prior year period. These decreases were partially offset by a $18.5 million increase in spend for our new programs, telitacicept - gMG and telitacicept - SjD.

General and Administrative Expenses

General and administrative expenses were $21.9 million for the three months ended June 30, 2026, compared to $12.8 million for the three months ended June 30, 2025. The increase of $9.1 million was primarily due to a $7.3 million increase in stock-based compensation expense, a $3.3 million increase in commercial-related expenses, and a $0.7 million increase in professional fees. The increases were partially offset by a $0.8 million decrease in personnel-related expenses and a $1.4 million decrease in facilities and other expenses. The increase in stock-based compensation was primarily driven by grants to new members of our management team hired in the second and third quarters of 2025, as well as an appreciation in our stock price and incremental expense recognized from award modifications which took place at the end of the year ended December 31, 2025. The increase in commercial-related expenses was due primarily to an increase in commercial activities as the Company prepares for potential commercial launch as its clinical trials progress.

Other Expense, Net

Other expense, net decreased by $1,284.4 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in other expense was primarily due to the change in fair value of the warrant liabilities resulting from changes in the quoted price of the Company’s common stock underlying the warrants, and a decrease in warrants outstanding compared to the prior year period.

Comparison of six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$43,515	$288,200	$(244,685)
General and administrative	39,498	19,375	20,123
Total operating expenses	83,013	307,575	(224,562)
Loss from operations	(83,013)	(307,575)	224,562
Other income (expense):
Interest income	8,278	1,342	6,936
Change in fair value of warrant liabilities	(207,657)	(1,299,922)	1,092,265
Total other expense, net	(199,379)	(1,298,580)	1,099,201
Net loss	$(282,392)	$(1,606,155)	$1,323,763

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Six Months Ended June 30,
	2026	2025	Change
External research expenses:
Telitacicept - gMG	$21,945	$—	$21,945
Telitacicept - SjD	8,830	—	8,830
Trem-cel	250	9,477	(9,227)
VCAR33	73	6,055	(5,982)
Other research and development	2,680	228,139	(225,459)
Internal research expenses:
Salaries and benefits	8,105	20,799	(12,694)
Stock-based compensation	1,414	1,641	(227)
Manufacturing, facilities, and other research expenses	218	22,089	(21,871)
Total research and development expenses	$43,515	$288,200	$(244,685)

Research and development expenses were $43.5 million for the six months ended June 30, 2026, compared to $288.2 million for the six months ended June 30, 2025. The decrease of $244.7 million was primarily due the $222.6 million of expense recognized in connection with the upfront consideration for the Telitacicept License Agreement in the six months ended June 30, 2025. There were also decreases of $21.9 million in manufacturing, facilities, and other expenses primarily driven by the acceleration of amortization and terminated lease fees incurred in connection with the termination of the lease in the six months ended June 30, 2025. There was also a decrease of $12.7 million in salaries and benefits expenses primarily due to severance costs incurred in connection with employee terminations in the prior year period, and also due in part to a decreased headcount compared to the prior year period. The decreases were also due to decreases in spend for Trem-cel and VCAR33 of $9.2 and $6.0 million, respectively, compared to the prior year period, as well as a $0.2 million decrease in stock-based compensation. These decreases were partially offset by a $30.8 million increase in spend for our new programs, telitacicept - gMG and telitacicept - SjD.

General and Administrative Expenses

General and administrative expenses were $39.5 million for the six months ended June 30, 2026 , compared to $19.4 million for the six months ended June 30, 2025. The increase of $20.1 million was primarily due to a $14.7 million increase in stock-based compensation expense, a $4.5 million increase in commercial-related expenses, a $1.6 million increase in professional fees, and a $0.6 million increase in personnel-related expenses. The increases were partially offset by a $1.4 million decrease in facilities and other expense. The increase in stock-based compensation was primarily driven by grants to new members of our management team hired in the second and third quarters of 2025, as well as an appreciation in our stock price and incremental expense recognized from award modifications which took place at the end of the year ended December 31, 2025. The increase in commercial-related expenses was due primarily to an increase in commercial activities as the Company prepares for potential commercial launch as its clinical trials progress.

Other Expense, net

Other income expense decreased by $1,099.2 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in other expense was primarily due to the change in fair value of the warrant liabilities resulting from changes in the quoted price of the Company’s common stock underlying the warrants, and a decrease in warrants outstanding compared to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and have received aggregate net proceeds from these transactions of approximately $1,094.1 million as of June 30, 2026.

In order to fund our future operations, including our ongoing and planned clinical trials, we filed a universal shelf registration statement, which was declared effective on March 31, 2025, to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. As of June 30, 2026, $164.2 million remained available under this Shelf Registration Statement, including $48.9 million reserved for at-the-market offerings discussed below.

At-the-Market Sales Agreements

In December 2022, we entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the "Stifel ATM Facility"). Pursuant to the Stifel ATM Facility, we may offer and sell shares of common stock with an aggregate value of up to $125.0 million. We pay Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We did not sell any shares of our common stock under the Stifel ATM Facility during the six months ended June 30, 2026. As of June 30, 2026, $48.9 million remained available to be sold under the Stifel ATM Facility. Subsequent to June 30, 2026, we have sold 2,558,569 shares for gross proceeds of $48.9 million, before deducting commissions of $0.5 million, at a weighted-average price of $19.11 under the Stifel ATM facility.

March 2026 Private Placement

On March 26, 2026, we entered into a purchase agreement with institutional investors pursuant to which we agreed to issue and sell an aggregate of 5,338,078 shares of common stock, at a price per share of $14.05, for net proceeds of $74.9 million after deducting offering expenses payable by us. The private placement closed on March 30, 2026.

Cash Requirements

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $466.1 million. We have also received $48.9 million of gross proceeds, before deducting commissions of $0.5 million, from sales made under the Stifel ATM Facility subsequent to June 30, 2026. We will need to raise additional capital in the future to fund our planned future operations.

We expect that our existing cash, cash equivalents and marketable securities, including the net proceeds from sales of our common stock under the Stifel ATM Facility subsequent to June 30, 2026, will enable us to fund our operating expenses and capital expenditure requirements into early 2029. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(63,624)	$(66,250)
Net cash (used in) provided by investing activities	(299,771)	416
Net cash provided by financing activities	74,764	174,459
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	$(288,631)	$108,625

Operating Activities

Net cash used in operating activities was $63.6 million for the six months ended June 30, 2026, reflecting a net loss of $282.4 million, offset by changes in operating assets and liabilities of $6.5 million and non-cash charges of $225.3 million. The non-cash charges primarily consisted of the change in fair value of warrant liabilities of $207.7 million and $18.3 million of stock-based compensation expense. The change in operating assets and liabilities was primarily due to the increase of $6.1 million of prepaid expense and other current assets, primarily driven by the increase of prepayments made for our clinical programs and an increase in accrued interest on marketable securities.

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

Investing Activities

Net cash used in investing activities was $299.8 million for the six months ended June 30, 2026, which consisted of the purchases of $355.5 million of marketable securities and $0.2 million of equipment, partially offset by $55.9 million of proceeds from the maturities of marketable securities. Net cash provided by investing activities was $0.4 million for the six months ended June 30, 2025, which consisted of proceeds of $0.8 million from the sale of property and equipment, partially offset by purchases of $0.4 million of property and equipment.

Financing Activities

Net cash provided by financing activities was $74.8 million for the six months ended June 30, 2026, which primarily consisted of $75.0 million in gross proceeds from the issuance of common stock in the March 2026 private placement, partially offset by $0.2 million of payments made in the period for issuance costs relating to the December 2025 and March 2026 private placements.

Net cash provided by financing activities was $174.5 million for the six months ended June 30, 2025, which consisted of $175.0 million in proceeds from the issuance of pre-funded warrants, offset by the payment of $0.6 million of issuance costs related to the December 2024 private placement.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have not generated any revenue and have incurred significant operating losses. For the three months ended June 30, 2026 and 2025, our net loss was $62.8 million and $1,573.7 million, respectively. For the six months ended June 30, 2026 and 2025, our net loss was $282.4 million and $1,606.2 million, respectively. As of June 30, 2026, we had an accumulated deficit of $1,435.4 million. We have financed our operations primarily through the sale of our capital stock, including the sale of warrants to purchase our common stock. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking studies of potential product candidates and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

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

As of June 30, 2026, our cash, cash equivalents and marketable securities were $466.1 million. We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2026, in addition to the $48.4 million of net proceeds received from sales of our common stock under the Stifel ATM Facility in July 2026, will enable us to fund our operating expenses and capital expenditure requirements into early 2029. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

For example, we have raised substantial amounts of capital through the issuance and sale of 11,500,000 shares of common stock in an underwritten public offering in November 2025, the issuance and sale of 13,876,032 shares of common stock in a private placement in December 2025, the issuance and sale of 5,338,078 shares of common stock in a private placement in March 2026, and sales made pursuant to our at-the-market facility. In addition, in December 2024, we issued and sold to certain institutional investors an aggregate of (i) 2,793,562 shares of common stock and (ii) warrants to purchase up to 3,491,953 shares of common stock (the “2024 Warrants”). In June 2025, we issued and sold to certain institutional investors warrants to purchase up to 34,999,999 shares of common stock (the “2025 PIPE Warrants”), and we also issued a warrant to purchase up to 16,000,000 shares of common stock (the “RemeGen Warrant”) as partial consideration for the Telitacicept License Agreement to a subsidiary of RemeGen. As of June 30, 2026, the 2024 Warrants and RemeGen Warrant remain outstanding and unexercised, and 19,522,260 of the 2025 PIPE Warrants remain outstanding and unexercised. In addition, as of June 30, 2026, we have outstanding options to purchase 7,545,245 shares of common stock, 604,285 performance stock units, and 373,811 restricted stock units, and we have 2,274,893 shares of common stock available for future issuance under our 2023 Inducement Plan, 517,674 shares of common stock available for future issuance under our Amended and Restated 2021 Equity Incentive Plan and 205,932 shares of common stock available for issuance under our Employee Stock Purchase Plan. Should all of these shares be issued, you would experience substantial dilution in ownership of our common stock.

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

We are a clinical-stage company with no products approved for marketing. We were founded in December 2015 and commenced operations in February 2016. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, acquiring and developing our platform and technology, identifying product candidates and undertaking studies. Prior to our in-license of telitacicept from Remegen in June 2025, our efforts were focused on developing engineered hematopoietic stem cell transplants, chimeric antigen receptor-T cell therapies and antibody drug conjugates for the treatment of acute myeloid leukemia. We are currently developing telitacicept in global Phase 3 clinical trials for the treatment of gMG and SjD. The risk of failure for these activities is high. We have not yet demonstrated an ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We may derive results and data for telitacicept from clinical trials conducted by RemeGen; our access to the clinical results and data may be limited or delayed and there is no assurance that the clinical data from any such trials will be accepted or considered by the FDA, or other comparable regulatory authorities.

RemeGen has received regulatory approval in China for telitacicept for the treatment of gMG, RA, SLE, IgA nephropathy, and SjD and has conducted and is conducting clinical trials of telitacicept in additional indications. While these trials may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trials or their compliance with regulatory requirements. There is also no assurance that the clinical data from any such clinical trials will be accepted or considered by the FDA or other comparable regulatory authorities. We have no control over the conduct and timing of, and communications with the National Medical Products Administration (“NMPA”) or other foreign regulatory agencies in Greater China with respect to, the trials that RemeGen is conducting for telitacicept. In addition, our access to the clinical results and data from these trials may be limited or delayed, which could adversely affect our development timelines and regulatory submissions.

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

Competition in the autoimmune field is intense and involves multiple monoclonal antibodies (mAbs), other biologics and small molecules either already marketed or in development by many different companies including large pharmaceutical companies such as Alexion Pharmaceuticals, Inc. (Solaris and Ultomiris/Myasthenia Gravis), Amgen Inc. (“Amgen”) (Uplinza/Myasthenia Gravis), Argenx SE (VYVGART and VYVGART HYTRULO/Myasthenia Gravis), UCB S.A. (Rystiggo and Zilbrysq/Myasthenia Gravis), Johnson & Johnson (Imaavy/Myasthenia Gravis), GlaxoSmithKline plc (Benlysta/lupus), F. Hoffman-La Roche AG (Rituxan/often used off label).

We face and expect to continue to face intense competition from other biopharmaceutical companies, who have launched or are developing products for the treatment of gMG and other autoimmune diseases. Competition for other indications is also fierce, with significant development in almost all of the indications we may develop for our product candidates. Novartis AG, CSL Behring, Grifols, S.A., Curavac, Inc., Takeda Pharmaceutical Company Limited, Immunovant, Inc., Cartesian Therapeutics, Inc., Amgen, Kyverna Therapeutics, Inc., Dianthus Therapeutics, Inc., Johnson & Johnson, Bristol-Myers Squibb Company, and Regeneron Pharmaceuticals Inc./Alnylam Pharmaceuticals, Inc., among others, are developing drugs that may have utility for the treatment of myasthenia gravis (MG) or Sjögren’s Disease (SjD).

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

The commercial success of our product candidate will depend in part on public acceptance of the use of fusion protein therapies constructed by joining two or more domains encoded by different genes, as well as protein-based therapies more generally, including in particular approved therapies or therapies that are in development for the treatment of B cell-mediated autoimmune diseases. Telitacicept is a novel fusion protein in development for treating B cell-mediated autoimmune diseases that inhibits both BLyS (BAFF) and APRIL. Adverse events in post marketing use in any country in any approved indication or off label use, in clinical trials of our product candidate or in clinical trials of others developing similar product candidates, including RemeGen, and the resulting publicity, as well as any other negative developments that may occur in the future, including in connection with competitors’ therapies, could result in a decrease in demand for our product candidate. These events could also result in the suspension, discontinuation, or clinical hold of, or modifications to, our clinical trials. Our product candidate may not be accepted by the general public or the medical community and potential clinical trial subjects may be discouraged from enrolling in our clinical trials or early terminated from the clinical trials. As a result, we may not be able to continue, or may be delayed in conducting, our development programs.

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

Our stock price is, and is likely to continue to be, volatile. For example, our stock traded within a range of a high price of $53.40 and a low price of $3.03 per share for the period of January 1, 2025 through August 6, 2026. As a result of volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

We will no longer qualify as an “emerging growth company” or a “smaller reporting company” after December 31, 2026, and, as a result, we will have to comply with increased disclosure and compliance requirements.

We are currently an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act and a “smaller reporting company” (“SRC”) under the Securities and Exchange Commission (“SEC”) rules. However, because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2026, we will no longer qualify as an EGC or SRC after December 31, 2026 and will be a large accelerated filer beginning January 1, 2027 for future filings, subject to any transitional disclosure periods permitted by the SEC or any changes to SEC rules related to filer status.

As a large accelerated filer, in the future we will be subject to certain disclosure and compliance requirements that apply to other public companies but that did not previously apply to us due to our status as an EGC and SRC. These requirements include, but are not limited to:

•
the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
•
compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
•
increased disclosure obligations regarding executive compensation; and
•
the requirement that we obtain stockholder approval of any golden parachute payments not previously approved.

We expect that the loss of EGC and SRC status and compliance with the additional requirements of being a large accelerated filer will increase our legal, accounting and financial compliance costs and costs associated with investor relations activities, and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an “emerging growth company” starting on January 1, 2027 as a result of becoming a large accelerated filer we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to continue to hire additional accounting, finance and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to SOX Section 404, we are required to furnish a report by our management on our internal control over financial reporting, but in fiscal year 2026, while we remain an emerging growth or a smaller reporting company with less than $100 million in annual revenue, we have not been required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with SOX Section 404 and achieve compliance within the prescribed period for the attestation report by our independent registered public accounting firm, we have and will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by SOX Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Unfavorable global economic conditions, new tariffs, legislation or bank closures could adversely affect our business, financial condition or results of operations.

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

We could also be affected by new and increased tariffs or other legislation between the United States and other countries, including China. These additional tariffs and any retaliatory tariffs by other countries could substantially increase our costs associated with the manufacture and supply of our product candidates. The global trade environment is rapidly evolving, and the United States and other countries may impose additional new tariffs, the scope of which we are unable to predict but that may adversely impact our business. For example, on April 2, 2026, the U.S. presidential administration issued a proclamation entitled “Adjusting Imports of Pharmaceuticals and Pharmaceutical Ingredients into the United States,” which would impose tariffs of up to 100% on certain covered imported patented pharmaceutical products and associated pharmaceutical ingredients, subject to exemptions and reduced-rate pathways. We currently contract with third parties outside the U.S. for the manufacture and supply of telitacicept, including suppliers in China. The scope, implementation and availability of exemptions or reduced-rate pathways under this proclamation remain uncertain, and telitacicept or any future product candidates may not qualify for such exemptions or pathways. If our activities or those of our third-party suppliers or service providers fall within the scope of any of these or other tariffs, our costs may increase significantly.

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

Item 5. Other Information

Director and Officer Trading Arrangements

During the quarter ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

			Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	May 23, 2025
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	September 17, 2025
3.4	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021
10.1^	Securities Purchase Agreement, dated March 26, 2026, by and between the Registrant and the investors named therein					X
10.2^	Registration Rights Agreement, dated March 26, 2026, by and between the Registrant and the investors named therein					X
10.3+	Non-Employee Director Compensation Policy	10-K	001-39979	10.15	March 30, 2026
10.4+	Vor Biopharma Inc. Amended and Restated 2021 Equity Incentive Plan	8-K	001-39979	10.1	June 12, 2026
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

						X
32.1†	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL.

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

VOR BIOPHARMA INC.

Date: August 11, 2026	By:	/s/ Jean-Paul Kress
Jean-Paul Kress President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ Sandesh Mahatme
Sandesh Mahatme Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)