Form 10-Q
period 2026-09-30
Vor Biopharma Inc.
filed 2026-10-30
CIK 1817229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of shares of the registrant’s Common Stock outstanding as of October 26, 2026 was 61,434,344.

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

Summary Risk Factors

Our business is subject to a number of risks that, if realized, could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in the “Risk Factors” section of this Quarterly Report. Our principal risks include the following:

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share amounts)	2026	2025
Assets
Current assets:
Cash and cash equivalents	$78,977	$396,486
Marketable securities	402,574	58,722
Prepaid expenses	4,968	1,152
Other current assets	4,005	1,745
Total current assets	490,524	458,105
Restricted cash	168	168
Property and equipment, net	623	533
Operating lease right-of-use assets	2,607	2,936
Other assets	2,390	2,384
Total assets	$496,312	$464,126
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,609	$5,127
Accrued liabilities	30,365	19,764
Operating lease liabilities	370	280
Total current liabilities	36,344	25,171
Non-current liabilities:
Operating lease liabilities, less current portion	2,437	2,720
Warrant liabilities	594,704	600,547
Total liabilities	633,485	628,438
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value; 800,000,000 and 400,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 61,429,555 and 38,720,196 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	20	18
Additional paid-in capital	1,386,746	988,604
Accumulated other comprehensive (loss) income	(1,845)	41
Accumulated deficit	(1,522,094)	(1,152,975)
Total stockholders’ deficit	(137,173)	(164,312)
Total liabilities and stockholders’ deficit	$496,312	$464,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

VOR BIOPHARMA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Operating expenses:
Research and development	$34,532	$14,142	$78,046	$302,342
General and administrative	23,912	13,965	63,410	33,340
Total operating expenses	$58,444	$28,107	$141,456	$335,682
Loss from operations	(58,444)	(28,107)	(141,456)	(335,682)
Other income (expense):
Interest income	4,607	1,731	12,886	3,073
Other income	—	4,149	—	4,149
Change in fair value of warrant liabilities	(32,890)	(790,457)	(240,549)	(2,090,379)
Total other expense, net	(28,283)	(784,577)	(227,663)	(2,083,157)
Net loss	$(86,727)	$(812,684)	$(369,119)	$(2,418,839)
Net loss per share attributable to common stockholders, basic and diluted	$(1.45)	$(121.63)	$(7.05)	$(378.11)
Weighted-average common shares outstanding, basic and diluted	59,669,730	6,681,794	52,389,596	6,397,121

Other comprehensive loss:
Unrealized loss on available for sale marketable securities	(923)	(2)	(1,886)	(10)
Total other comprehensive loss:	(923)	(2)	(1,886)	(10)
Comprehensive loss	$(87,650)	$(812,686)	$(371,005)	$(2,418,849)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

CONDENSED CONSOLIDATED Statements of stockholders’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	income (loss)	Deficit	Deficit
Balance at December 31, 2025	38,720,196	$18	$988,604	$41	$(1,152,975)	$(164,312)
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	352	—	(2)	—	—	(2)
Issuance of common stock from private placement, net of issuance costs	5,338,078	—	74,906	—	—	74,906
Stock-based compensation expense	—	—	8,870	—	—	8,870
Issuance of common stock from exercise of pre-funded warrants	10,126,956	1	150,445			150,446
Other comprehensive loss	—	—	—	(747)	—	(747)
Net loss	—	—	—	—	(219,582)	(219,582)
Balance at March 31, 2026	54,185,582	$19	$1,222,823	$(706)	$(1,372,557)	$(150,421)
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes	295	—	(2)	—	—	(2)
Issuance costs for private placement	—	—	(14)	—	—	(14)
Stock-based compensation expense	—	—	9,399	—	—	9,399
Issuance of common stock from exercise of pre-funded warrants	269,874	—	3,867	—	—	3,867
Other comprehensive loss	—	—	—	(216)	—	(216)
Net loss	—	—	—	—	(62,810)	(62,810)
Balance at June 30, 2026	54,455,751	$19	$1,236,073	$(922)	$(1,435,367)	$(200,197)
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options and ESPP purchases	65,639	—	254	—	—	254
Issuance of common stock from at-the-market sales agreement, net of commissions	2,558,569	—	48,396	—	—	48,396
Stock-based compensation expense	—	—	9,942	—	—	9,942
Issuance of common stock from exercise of pre-funded warrants	4,349,596	1	92,081	—	—	92,082
Other comprehensive loss	—	—	—	(923)	—	(923)
Net loss	—	—	—	—	(86,727)	(86,727)
Balance at September 30, 2026	61,429,555	$20	$1,386,746	$(1,845)	$(1,522,094)	$(137,173)

	Common Stock		Additional Paid-In	Accumulated other comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	income (loss)	Deficit	Equity
Balance at December 31, 2024	6,238,799	$13	$553,623	$22	$(456,994)	$96,664
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	3,769	—	(55)	—	—	(55)
Issuance costs for private placement		—	12	—	—	12
Stock-based compensation expense	—	—	1,933	—	—	1,933
Other comprehensive loss	—	—	—	1	—	1
Net loss	—	—	—	—	(32,486)	(32,486)
Balance at March 31, 2025	6,242,568	$13	$555,513	$23	$(489,480)	$66,069
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, exercise of stock options, and issuance of common stock under ESPP	39,721	—	65	—	—	65
Stock-based compensation expense	—	—	1,844	—	—	1,844
Other comprehensive income	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(1,573,669)	(1,573,669)
Balance at June 30, 2025	6,282,289	$13	$557,422	$14	$(2,063,149)	$(1,505,700)
Issuance of common stock upon vesting of RSUs, net of shares withheld for taxes, and exercise of stock options	58,210	—	1,935	—	—	1,935
Issuance of common stock from at-the-market sales agreement, net of commissions	540,750	1	20,256	—	—	20,257
Stock-based compensation expense	—	—	8,029	—	—	8,029
Issuance of common stock from exercise of pre-funded warrants	2,145,673	1	62,677	—	—	62,678
Other comprehensive income	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(812,684)	(812,684)
Balance at September 30, 2025	9,026,922	$15	$650,319	$12	$(2,875,833)	$(2,225,487)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vor Biopharma Inc.

condensed CONSOLIDATED StatementS of Cash Flows

(unaudited)

	Nine Months Ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(369,119)	$(2,418,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	103	2,864
Non-cash lease expense	329	5,540
Stock-based compensation	28,211	11,806
Transaction costs for issuance of pre-funded warrants	—	643
Change in fair value of warrant liabilities	240,549	2,090,379
Interest amortization on marketable securities	(1,378)	(33)
Loss on sale of property and equipment	—	3,303
Acquisition of in-process research and development	—	177,377
Changes in operating assets and liabilities:
Operating lease liabilities, net	(193)	(2,347)
Prepaid expenses and other current assets	(6,077)	2,557
Accounts payable, accrued liabilities and other current liabilities	11,209	4,724
Other assets	(4)	2,114
Net cash used in operating activities	(96,370)	(119,912)
Cash flows from investing activities
Purchases of marketable securities	(472,687)	—
Proceeds from maturities of marketable securities	128,327	—
Purchases of property and equipment	(193)	(627)
Proceeds from sales of property and equipment	—	799
Net cash (used in) provided by investing activities	(344,553)	172
Cash flows from financing activities
Payment of issuance costs related to private placements	(234)	(1,194)
Proceeds from the issuance of pre-funded warrants	—	175,000
Proceeds from exercise of pre-funded warrants	3	—
Proceeds from stock option exercises and the issuance of shares under ESPP	447	2,051
Repurchases of shares for tax withholdings upon vesting of restricted stock unit awards	(197)	(106)
Proceeds from the issuance of common stock from at-the-market sales agreement, net of commissions	48,396	20,257
Proceeds from issuance of common stock in private placement	74,999	—
Net cash provided by financing activities	123,414	196,008
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(317,509)	76,268
Cash, cash equivalents and restricted cash equivalents, beginning of period	$396,654	$84,362
Cash, cash equivalents and restricted cash equivalents, end of period	$79,145	$160,630
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for lease obligations	$—	$3,079
Purchases of property and equipment in accounts payable and accrued liabilities	$—	$29
Unrealized loss on available-for-sale securities	$(1,886)	$(10)

A reconciliation of the cash, cash equivalents and restricted cash equivalents reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Cash and cash equivalents	$78,977	$160,462
Restricted cash equivalents	168	168
Total cash, cash equivalents and restricted cash equivalents as shown on the statements of cash flows	$79,145	$160,630

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

Liquidity and Capital Resources

The Company expects that its existing cash, cash equivalents and marketable securities as of September 30, 2026 of $481.6 million will be sufficient to allow the Company to fund its current planned operations through at least a period of one year after the date the financial statements are issued.

As of September 30, 2026, the Company has an accumulated deficit of $1,522.1 million. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidate. As a result, the Company's continued operations are dependent on its ability to raise additional funding. If the Company is unable to obtain additional funding on a timely basis, it may be forced to significantly curtail, delay, or discontinue one or more of its planned research or development programs or be unable to expand its operations.

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

3. Marketable Securities

The amortized cost and estimated fair value of marketable securities, by remaining contractual maturity, are as follows:

	September 30, 2026
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
Corporate bonds	$84,419	—	$(415)	$84,004
Yankee bonds	2,509	—	(16)	2,493
U.S. Treasuries	147,676	—	(559)	147,117
U.S. Treasury bills	55,623	—	(50)	55,573
Maturing after one year through five years
Corporate bonds	24,692	—	(250)	24,442
U.S. Treasuries	89,500	—	(555)	88,945
Total	$404,419	$—	$(1,845)	$402,574

	December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value

Maturing in one year or less
U.S. Treasuries	$25,772	$16	$—	$25,788
U.S. Treasury bills	13,636	6	—	13,642
Maturing after one year through five years
U.S. Treasuries	19,273	19	—	19,292
Total	$58,681	$41	$—	$58,722

The following table presents the fair value of the Company’s securities that were in an unrealized loss position as of September 30, 2026, and the total unrealized loss by each type of security. The Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods presented. There were no securities in an unrealized loss position as of December 31, 2025.

	September 30, 2026
	Less than twelve months		Greater than twelve months		Total
(in thousands)	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
Corporate bonds	$108,446	$(665)	—	—	$108,446	$(665)
U.S. Treasury bills	55,573	(50)	—	—	55,573	(50)
U.S. Treasuries	236,062	(1,114)	—	—	236,062	(1,114)
Yankee bonds	2,493	(16)	—	—	2,493	(16)
Total	$402,574	$(1,845)	$—	$—	$402,574	$(1,845)

4. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis:

	September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$68,541	$—	$—	$68,541
Total cash equivalents	68,541	—	—	68,541
Marketable securities
Corporate bonds	—	108,446	—	108,446
U.S. Treasury bills	—	55,573	—	55,573
U.S. Treasuries	—	236,062	—	236,062
Yankee bonds	—	2,493	—	2,493
Total marketable securities	—	402,574	—	402,574
Restricted cash equivalents
Money market funds	168	—	—	168
Liabilities
Warrant liabilities	—	594,704	—	594,704

	December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$392,803	$—	$—	$392,803
U.S. Treasury bills	—	3,434	—	3,434
Total cash equivalents	392,803	3,434	—	396,237
Marketable securities
U.S. Treasury bills	—	13,642	—	13,642
U.S. Treasuries	—	45,080	—	45,080
Total marketable securities	—	58,722	—	58,722
Restricted cash equivalents
Money market funds	168	—	—	168
Liabilities
Warrant liabilities	—	600,547	—	600,547

The fair value of the Company’s cash equivalents and restricted cash equivalents is determined based on quoted market prices in active markets with no valuation adjustment. The fair value of marketable securities and warrant liabilities is determined based on observable market inputs. There were no transfers between levels during the nine months ended September 30, 2026.

Prepaid expenses, accounts payable and accrued expenses are stated at their respective historical carrying values, which approximate fair value due to their short-term nature.

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Furniture, fixtures and other	751	558
Total	751	558
Less: Accumulated depreciation	(128)	(25)
Property and equipment, net	$623	$533

An immaterial amount of depreciation was recognized during the three and nine months ended September 30, 2026. Depreciation expense for the three and nine months ended September 30, 2025 was $2.1 and $2.9 million, respectively.

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2026	2025
Employee-related expenses	$6,308	$3,066
Professional fees	1,355	1,366
Clinical expenses	15,349	8,466
Manufacturing expenses	6,610	6,071
Other research and development expenses	267	241
Other	476	554
Total accrued liabilities	$30,365	$19,764

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

The 2024 Warrants have an exercise price of $16.76 per share and were immediately exercisable, subject to certain limitations on exercise set forth in the 2024 Warrants. The 2024 Warrants will terminate seven years from issuance on December 30, 2031.

The Company determined that the 2024 Warrants are freestanding instruments that do not meet the definition of a liability or derivative. The 2024 Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification. Accordingly, the 2024 Warrants were classified as equity and accounted for as a component of additional paid-in capital at the time issued. The Company also determined that the 2024 Warrants should be included in the determination of diluted net loss per share if their impact is dilutive. However, they are not included within diluted net loss per share for the three and nine months ended September 30, 2026 or 2025 as their effect would be antidilutive.

As of September 30, 2026, none of the 2024 Warrants have been exercised.

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

The Company also determined the 2025 Warrants should be included in the determination of diluted net loss per share if their impact is dilutive. However, they are not included within diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 as the effect would be antidilutive.

During the three and nine months ended September 30, 2026, 4,350,000 and 14,748,099, respectively, of the 2025 Warrants were exercised for an immaterial amount of net proceeds. Some of the exercises were completed via cashless exercise, which resulted in slightly less shares issued than warrants exercised for such transactions. The remaining 31,172,260 outstanding 2025 Warrants had a fair value of $594.7 million as of September 30, 2026.

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

At-the-Market Sales

During the three months ended September 30, 2026, the Company sold 2,558,569 shares of common stock under the existing at-the-market sales agreement with Stifel, Nicolaus & Company, Incorporated as the agent (the "Stifel ATM Facility"). The shares were sold at a weighted-average price per share of $19.11 for aggregate gross proceeds of $48.9 million, before deducting commissions of $0.5 million. Following these sales, there was no remaining capacity under the prospectus supplement associated with the Stifel ATM Facility.

8. Stock-Based Compensation

2023 Inducement Plan

As of September 30, 2026, the Company had 2,076,400 shares of its common stock available for future issuance under the 2023 Inducement Plan.

Amended and Restated 2021 Equity Incentive Plan

As of September 30, 2026, the Company had 553,927 shares of its common stock available for future issuance under its Amended and Restated 2021 Equity Incentive Plan.

Stock Options

The Company’s stock options generally vest ratably over a four-year period and have a contractual term of ten years. The weighted-average assumptions used principally in determining the fair value of new options granted during the periods presented were as follows:

	Nine months ended September 30,
	2026	2025
Expected term (in years)	6.0	6.1
Expected volatility	101.5%	98.1%
Risk-free interest rate	4.1%	3.9%
Dividend yield	—	—

During the nine months ended September 30, 2026 and 2025, the Company granted new stock options to purchase 1,211,533 shares and 5,150,913 shares of its common stock, respectively, with a weighted-average grant-date fair value of $12.66 and $17.30 per share, respectively. As of September 30, 2026, total unrecognized compensation expense related to stock options was $101.4 million, which is expected to be recognized over a weighted-average period of 2.8 years. There were 6,000 stock options exercised during the nine months ended September 30, 2026 with a weighted-average exercise price of $3.74. There were 7,669,746 options outstanding as of September 30, 2026.

Restricted Stock Units

During the nine months ended September 30, 2026 and 2025, the Company granted 239,215 and 919,133 restricted stock units, respectively, with a weighted-average grant date fair value of $16.03 and $47.67 per share, respectively. As of September 30, 2026, total unrecognized compensation expense related to restricted stock units was $7.9 million, which is expected to be recognized over a weighted-average period of 3.2 years. There were 385,516 unvested restricted stock units as of September 30, 2026.

Employee Stock Purchase Plan

As of September 30, 2026, the Company had 166,881 shares of its common stock available for issuance under its Employee Stock Purchase Plan (“ESPP”). The Company issued 39,051 shares of common stock under the ESPP during the nine months ended September 30, 2026. The Company issued 33,477 shares with a weighted-average exercise price of $2.91 under the ESPP during the nine months ended September 30, 2025.

Performance Stock Units

During the nine months ended September 30, 2026, the Company granted a total of 604,285 Performance Stock Units (“PSUs”) to certain members of the Company’s management team. Vesting of the PSUs is contingent upon meeting certain performance conditions as well as meeting certain service conditions. No expense has been recognized for these awards through September 30, 2026 as the achievement of the related performance conditions has not been deemed probable. The potential unrecognized expense for these awards as of September 30, 2026 was $10.5 million. The expense for these awards is expected to be recognized through June 2029, depending on the achievement of the related performance conditions.

December 2025 Repriced Options Retention Period Change

During the three months ended September 30, 2026, the Company’s board of directors approved a change to the retention period initially put in place for the options subject to the December 2025 repricing from December 5, 2027 to December 5, 2026. The change to the retention period was deemed to be a modification of the award. There was no incremental fair value resulting from the modification and thus no additional expense was recognized.

Stock-Based Compensation

Stock-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Research and development	$1,081	$491	$2,496	$2,132
General and administrative	8,861	7,538	25,715	9,674
Total stock-based compensation expense	$9,942	$8,029	$28,211	$11,806

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

In conjunction with the Boylston Lease, the Company was required to execute an irrevocable standby letter of credit of $0.2 million for the benefit of the Boylston Landlord. As of September 30, 2026, the funds securing the letter of credit were presented as restricted cash equivalents on the condensed consolidated balance sheets.

In July 2026, the Company entered into an amendment to the Boylston Lease agreement (“Boylston Lease Amendment”) to lease additional office space. The commencement date of the lease for the additional space is expected to be November 1, 2026, and will expire on October 31, 2029, unless terminated earlier in accordance with the lease agreement. The Company does not have an option to extend the term upon expiration of the amended lease. No right-of-use asset nor liability was recognized as of September 30, 2026 with respect to this amendment because the lease had not yet commenced.

Payments due associated with the Boylston Lease Amendment include both fixed and variable payments. Total fixed lease payments under the lease agreement are $1.4 million. Variable payments relate to the Company’s share of the Boylston Landlord’s operating costs associated with the underlying assets and are recognized when the event on which those payments are assessed occurs. The Boylston Lease Amendment does not contain a residual value guarantee.

The elements of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$158	$83	$473	$15,119
Variable lease cost	60	57	187	1,542
Total lease cost	$218	$140	$660	$16,661

During the nine months ended September 30, 2025, the Company entered into an early termination agreement with the landlord of its previously leased office space on June 20, 2025, pursuant to which the parties agreed to terminate the lease, effective August 4, 2025. Per the terms of such agreement, the Company made a non-refundable termination payment in the amount of $8.5 million to the previous landlord. The early termination was treated as a lease modification for accounting purposes. As a result of the modification, the Company remeasured the lease liability and recognized a corresponding adjustment to the right-of-use asset as of the date of the modification. Additionally, as of June 30, 2025, the space was determined to be abandoned, thus the Company accelerated amortization of the right of-use asset and de-recognized any remaining balances during the period. The total expense recognized in the nine months ended September 30, 2025 in connection with the termination of the lease in those periods was $11.2 million.

Amounts reported in the condensed consolidated balance sheets and the weighted-average lease term and discount rate information were as follows:

(in thousands except weighted-average amounts)	September 30, 2026	December 31, 2025
Assets
Operating lease right-of-use assets	$2,607	$2,936
Liabilities
Operating lease liabilities, current	$370	$280
Operating lease liabilities, non-current	2,437	2,720
Total lease liabilities	$2,807	$3,000
Weighted-Average Lease Term and Discount Rate
Weighted-average remaining lease term (years)	4.9	5.7
Weighted-average discount rate	6.7%	6.7%

The following table represents other lease activity:

	Three months ended		Nine months ended
(in thousands)	2026	2025	2026	2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$118	$10,232	$338	$11,920

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

Pursuant to the terms of the Telitacicept License Agreement, RemeGen is eligible to receive up to $330 million in regulatory milestone payments and up to $3.775 billion in sales milestone payments. In addition, RemeGen is entitled to receive tiered royalties on net sales of the Licensed Products in the licensed territory, ranging from high single digit to mid-teen percentages of net sales, subject to customary reductions. If the Company enters into a sublicense or divests rights to the Licensed Products prior to a specified development event and other than in connection with a change of control, RemeGen is entitled to receive a single digit percentage of certain net proceeds from such transactions. The Telitacicept License Agreement also provides for technology transfer, mutual indemnification and confidentiality. As of September 30, 2026, no milestone or royalty payments have been accrued for as the consideration is not yet payable per the terms of the Agreement.

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

11. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(86,727)	$(812,684)	$(369,119)	$(2,418,839)
Denominator:
Weighted-average number of common shares outstanding, basic and diluted	59,669,730	6,681,794	52,389,596	6,397,121
Net loss per share attributable to common stockholders, basic and diluted	$(1.45)	$(121.63)	$(7.05)	$(378.11)

The Company’s potentially dilutive securities were stock options, restricted stock units, warrants, and performance stock units. Based on the amounts outstanding as of September 30, 2026 and 2025, the Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders because including them would have had an anti-dilutive effect:

	As of September 30,
	2026	2025
Options to purchase common stock	7,669,746	5,280,272
Restricted stock units	385,516	883,136
Performance stock units	604,285	—
Warrants	34,664,213	52,346,123

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

The following table is a summary of the segment profit or loss, including significant segment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Segment expenses:
Telitacicept - gMG(a)	$17,056	$13,069	$39,000	$13,069
Telitacicept - SjD(a)	7,848	—	16,678	—
Trem-cel(a)	—	(102)	250	9,375
VCAR33(a)	—	(60)	73	5,995
Other research and development(a)	2,739	456	5,418	228,595
Salaries and benefits	11,940	2,599	29,282	32,075
General corporate activities	8,876	4,093	22,087	25,956
Other segment items(b)	38,268	792,629	256,331	2,103,774
Segment expenses:	86,727	812,684	369,119	2,418,839
Segment net loss	$(86,727)	$(812,684)	$(369,119)	$(2,418,839)

(a) Includes only external research and development expenditures.

(b) Other segment items are primarily comprised of interest income on marketable securities and certain non-cash expenses such as change in fair value of warrant liabilities, stock-based compensation, and depreciation expense.

The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM additionally reviews cash, cash equivalents and marketable securities when reviewing segment assets. As of September 30, 2026, the Company’s cash, cash equivalents and marketable securities were $481.6 million. The Company does not provide its CODM with any more detailed segment asset information than what is included on the Company’s condensed consolidated balance sheets.

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

Warrant Exercises

In the three months ended September 30, 2026, 2,100,000 of the 2025 Warrants were exercised on a cashless basis by RA Capital Healthcare Fund, L.P. (“RA Capital”) in exchange for 2,099,787 shares of common stock. RA Capital was a related party to the Company under ASC 850 due to its beneficial ownership of the Company’s common stock and pre-funded warrants. In addition, during the three months ended September 30, 2026, an entity affiliated with Forbion Growth Opportunities Fund ("Forbion") exercised 2,250,000 of the 2025 Warrants on a cashless basis in exchange for 2,249,809 shares of common stock. Forbion is a related party to the Company under ASC 850 due to its representation on the Company’s board of directors.

14. Subsequent Events

On October 30, 2026, the Company entered into an at-the-market sales agreement with William Blair & Company, L.L.C. and RBC Capital Markets, LLC (collectively, the “Agents”), as sales agents (the “2026 ATM Facility”). Pursuant to the 2026 ATM Facility, the Company may, from time to time, offer and sell shares of its common stock having an aggregate value of up to $150.0 million. The Company will pay the Agents a commission of up to 3.0% of the gross proceeds of any common stock sold pursuant to the 2026 ATM Facility. Prior to entering into the 2026 ATM Facility, the Stifel ATM Facility expired in accordance with its terms, as the Company had sold an aggregate of $125.0 million of shares of its common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the section titled “Risk Factors” in our 2025 Annual Report and in other reports we have filed or may file with the Securities and Exchange Commission (the “SEC”), our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Telitacicept is currently being evaluated for the treatment of gMG in a global Phase 3 clinical trial, UPSTREAM MG, for which we have assumed responsibility from RemeGen in connection with the license agreement. The trial recruited patients in North America, Europe, Latin America, and Asia to support potential approval in the United States, Europe, Japan and other countries. In September 2026, we announced completion of enrollment in UPSTREAM MG. Topline data from the trial is anticipated in the first half of 2027.

Telitacicept was evaluated by RemeGen in a Phase 3 clinical trial in patients with gMG in China. In October 2025, the 48-week data from Part B of the Phase 3 trial were presented at the American Association of Neuromuscular & Electrodiagnostic Medicine (“AANEM”) Annual Meeting.

In September 2026, we announced plans to initiate a registrational global Phase 3 trial in ocular myasthenia gravis (“oMG”), UPSTREAM oMG. Enrollment in the trial is anticipated to begin in the first half of 2027. Telitacicept is currently being evaluated by RemeGen in a Phase 3 clinical trial in patients with oMG in China.

We are also evaluating telitacicept in a global Phase 3 clinical trial for the treatment of SjD in UPSTREAM SjD. The first patient in this trial was dosed in March 2026, and we expect to recruit a total of approximately 250 adults with SjD in the United States, Europe, South America, and Asia. The trial is a randomized, double-blind, placebo-controlled trial.

Telitacicept was evaluated by RemeGen in a Phase 3 clinical trial in patients with active SjD in China. In October 2025, the 48-week data, including Stage A and B from the Phase 3 trial, were presented at the American College of Rheumatology (“ACR”) Annual Meeting.

We have incurred significant operating losses since inception, including net losses of $86.7 million and $812.7 million for the three months ended September 30, 2026 and 2025, respectively, and $369.1 million and $2,418.8 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $1,522.1 million.

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $481.6 million. Based on our current operating plan, we expect that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into early 2029.

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

Results of Operations

Comparison of three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$34,532	$14,142	$20,390
General and administrative	23,912	13,965	9,947
Total operating expenses	58,444	28,107	30,337
Loss from operations	(58,444)	(28,107)	(30,337)
Other income (expense):
Interest income	4,607	1,731	2,876
Other income	—	4,149	(4,149)
Change in fair value of warrant liabilities	(32,890)	(790,457)	757,567
Total other expense, net	(28,283)	(784,577)	756,294
Net loss	$(86,727)	$(812,684)	$725,957

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Three Months Ended September 30,
	2026	2025	Change
External research expenses:
Telitacicept - gMG	$17,056	$13,069	$3,987
Telitacicept - SjD	7,848	—	7,848
Trem-cel	—	(102)	102
VCAR33	—	(60)	60
Other research and development	2,739	456	2,283
Internal research expenses:
Salaries and benefits	5,696	186	5,510
Stock-based compensation	1,081	491	590
Manufacturing, facilities, and other research expenses	112	102	10
Total research and development expenses	$34,532	$14,142	$20,390

Research and development expenses were $34.5 million for the three months ended September 30, 2026, compared to $14.1 million for the three months ended September 30, 2025. The increase of $20.4 million was primarily due to an aggregate $11.8 million increase in spend for our new programs, telitacicept - gMG and telitacicept - SjD, an increase of $5.5 million in salaries and benefits expenses as we grew our research and development headcount, a $2.3 million increase in other research and development costs due to an increase in various research and development activities that were not directly tied to the programs as the Company expanded its research and development function, and also a $0.6 million increase in stock-based compensation due to the increased headcount.

General and Administrative Expenses

General and administrative expenses were $23.9 million for the three months ended September 30, 2026, compared to $14.0 million for the three months ended September 30, 2025. The increase of $9.9 million was primarily due to a $4.0 million increase in personnel-related expenses, a $2.7 million increase in commercial-related expenses, a $1.3 million increase in stock-based compensation expense, a $1.1 million increase in legal, professional, and consulting fees, and a $0.9 million increase in medical affairs related expenses which are classified as general and administrative in nature. The increases were partially offset by a $0.1 million decrease in facilities and other expenses.

Other Expense, Net

Other expense, net decreased by $756.3 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The decrease in other expense was primarily due to the change in fair value of the warrant liabilities resulting from changes in the quoted price of the Company’s common stock underlying the warrants, and a decrease in warrants outstanding compared to the prior year period.

Comparison of nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated (amounts in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$78,046	$302,342	$(224,296)
General and administrative	63,410	33,340	30,070
Total operating expenses	141,456	335,682	(194,226)
Loss from operations	(141,456)	(335,682)	194,226
Other income (expense):
Interest income	12,886	3,073	9,813
Other income	—	4,149	(4,149)
Change in fair value of warrant liabilities	(240,549)	(2,090,379)	1,849,830
Total other expense, net	(227,663)	(2,083,157)	1,855,494
Net loss	$(369,119)	$(2,418,839)	$2,049,720

Research and Development Expenses

The following table summarizes our research and development expenses incurred for the periods indicated (amounts in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
External research expenses:
Telitacicept - gMG	$39,000	$13,069	$25,931
Telitacicept - SjD	16,678	—	16,678
Trem-cel	250	9,375	(9,125)
VCAR33	73	5,995	(5,922)
Other research and development	5,418	228,595	(223,177)
Internal research expenses:
Salaries and benefits	13,801	20,985	(7,184)
Stock-based compensation	2,496	2,132	364
Manufacturing, facilities, and other research expenses	330	22,191	(21,861)
Total research and development expenses	$78,046	$302,342	$(224,296)

Research and development expenses were $78.0 million for the nine months ended September 30, 2026, compared to $302.3 million for the nine months ended September 30, 2025. The decrease of $224.3 million was primarily due to the $222.6 million of expense recognized in connection with the upfront consideration for the Telitacicept License Agreement in the nine months ended September 30, 2025. There were also decreases of $21.9 million in manufacturing, facilities, and other expenses primarily driven by the acceleration of amortization and lease termination fees incurred in the nine months ended September 30, 2025. There was also a decrease of $7.2 million in salaries and benefits expenses primarily due to severance costs incurred in connection with employee terminations in the prior year period. The decrease was also due to decreases in spend for Trem-cel and VCAR33 of $9.2 million and $5.9 million, respectively, compared to the prior year period. These decreases were partially offset by a $42.6 million increase in spend for our new programs, telitacicept - gMG and telitacicept - SjD, and a $0.3 million increase in stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $63.4 million for the nine months ended September 30, 2026 , compared to $33.3 million for the nine months ended September 30, 2025. The increase of $30.1 million was primarily due to a $16.0 million increase in stock-based compensation expense, a $4.7 million increase in personnel-related expenses, a $4.4 million increase in commercial-related expenses, a $3.7 million increase in medical affairs related expenses which are classified as general and administrative in nature, and a $2.6 million increase in legal, professional, and consulting fees. The increases were partially offset by a $1.4 million decrease in facilities and other expense. The increase in stock-based compensation was primarily driven by grants to new members of our management team hired in the second and third quarters of 2025, as well as an appreciation in our stock price and incremental expense recognized from award modifications which took place at the end of the year ended December 31, 2025.

Other Expense, net

Other income expense decreased by $1,855.5 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The decrease in other expense was primarily due to the change in fair value of the warrant liabilities resulting from changes in the quoted price of the Company’s common stock underlying the warrants, and a decrease in warrants outstanding compared to the prior year period.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations primarily through the sale of equity securities and have received aggregate net proceeds from these transactions of approximately $1,142.4 million as of September 30, 2026.

In order to fund our future operations, including our ongoing and planned clinical trials, we filed a universal shelf registration statement, which was declared effective on March 31, 2025, to provide for aggregate offerings of up to $350.0 million of common stock, preferred stock, debt securities, warrants or any combination thereof. As of September 30, 2026, $115.3 million remained available under this shelf registration statement. On September 4, 2026, the Company filed an automatically effective universal shelf registration statement providing for offerings of an indeterminate amount of common stock, preferred stock, debt securities, warrants, units or any combination thereof.

At-the-Market Sales Agreements

In December 2022, we entered into a Sales Agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”) as the agent (the “Stifel ATM Facility”). Pursuant to the Stifel ATM Facility, we offered and sold shares of common stock with an aggregate value of up to $125.0 million. We paid Stifel a commission of up to 3.0% of the gross proceeds of any common stock sold through Stifel. We sold 2,558,569 shares of our common stock for gross proceeds of $48.9 million, before deducting commissions of $0.5 million, at a weighted-average price of $19.11 during the three and nine months ended September 30, 2026. As of September 30, 2026, there was no remaining capacity under the prospectus supplement associated with the Stifel ATM Facility.

On October 30, 2026, we entered into an at-the-market sales agreement with William Blair & Company, L.L.C. and RBC Capital Markets, LLC (collectively, the “Agents”), as sales agents (the “2026 ATM Facility”). Pursuant to the 2026 ATM Facility, we may, from time to time, offer and sell shares of our common stock having an aggregate value of up to $150.0 million. We will pay the Agents a commission of up to 3.0% of the gross proceeds of any common stock sold pursuant to the 2026 ATM Facility. Prior to entering into the 2026 ATM Facility, the Stifel ATM Facility expired in accordance with its terms, as we had sold an aggregate of $125.0 million of shares of our common stock.

March 2026 Private Placement

On March 26, 2026, we entered into a purchase agreement with institutional investors pursuant to which we agreed to issue and sell an aggregate of 5,338,078 shares of common stock, at a price per share of $14.05, for net proceeds of $74.9 million after deducting offering expenses payable by us. The private placement closed on March 30, 2026.

Cash Requirements

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $481.6 million. We will need to raise additional capital in the future to fund our planned future operations.

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through the public or private sale of our equity, government or private party grants, debt financings or other capital sources, including potential collaborations with other companies or other strategic transactions. To the extent that we raise additional capital through the sale of our equity or convertible debt securities, including through the use of the 2026 ATM Facility, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain additional funding, we could be forced to delay, reduce or eliminate some or all of our research and development programs, product portfolio expansion or any commercialization efforts, which could adversely affect our business prospects, or we may be unable to continue operations. If we raise funds through strategic collaborations or other similar arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from worsening geopolitical tensions and adverse macroeconomic conditions or otherwise. Because of the numerous risks and uncertainties associated with product development, we cannot predict the timing or amount of increased expenses, and there is no assurance that we will ever be profitable or generate positive cash flow from operating activities.

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

Cash Flows

The following table provides information regarding our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(96,370)	$(119,912)
Net cash (used in) provided by investing activities	(344,553)	172
Net cash provided by financing activities	123,414	196,008
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	$(317,509)	$76,268

Operating Activities

Net cash used in operating activities was $96.4 million for the nine months ended September 30, 2026, reflecting a net loss of $369.1 million, offset by changes in operating assets and liabilities of $4.9 million and non-cash charges of $267.8 million. The non-cash charges primarily consisted of the change in fair value of warrant liabilities of $240.5 million and $28.2 million of stock-based compensation expense. The change in operating assets and liabilities was primarily due to the increase of $11.2 million of accrued expenses and accounts payable, primarily due to increased costs incurred for our clinical programs and increased employee related expenses. The change was also partially due to an increase of $6.1 million for prepaid expense and other current assets, primarily driven by the increase of prepayments made for our clinical programs and an increase in accrued interest on marketable securities.

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

Investing Activities

Net cash used in investing activities was $344.6 million for the nine months ended September 30, 2026, which consisted of the purchases of $472.7 million of marketable securities and $0.2 million of equipment, partially offset by $128.3 million of proceeds from the maturities of marketable securities. Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2025, which consisted of proceeds of $0.8 million from the sale of property and equipment, partially offset by purchases of $0.6 million of property and equipment.

Financing Activities

Net cash provided by financing activities was $123.4 million for the nine months ended September 30, 2026, which primarily consisted of $75.0 million in gross proceeds from the issuance of common stock in the March 2026 private placement and $48.4 million of net proceeds from issuance of common stock under the Stifel ATM. Cash provided also included $0.4 million of proceeds from stock options exercises and ESPP purchases. These proceeds were partially offset by $0.2 million of payments made in the period for issuance costs relating to the December 2025 and March 2026 private placements, and $0.2 million of cash payments to repurchase shares for tax withholdings upon vesting of restricted stock options.

Net cash provided by financing activities was $196.0 million for the nine months ended September 30, 2025, which consisted of $175.0 million in proceeds from the issuance of pre-funded warrants, $20.3 million of net proceeds from issuance of common stock under the Stifel ATM, and $2.1 million of proceeds from stock option exercises. These proceeds were offset by the payment of $1.2 million of issuance costs related to the December 2024 and June 2025 private placements.

Contractual Obligations and Other Commitments

Contractual obligations relate to future minimum lease payments for an existing non-cancellable lease relating to corporate office space, with terms expiring in August 2031 and October 2029.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of such date were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have not generated any revenue and have incurred significant operating losses. For the three months ended September 30, 2026 and 2025, our net loss was $86.7 million and $812.7 million, respectively. For the nine months ended September 30, 2026 and 2025, our net loss was $369.1 million and $2,418.8 million, respectively. As of September 30, 2026, we had an accumulated deficit of $1,522.1 million. We have financed our operations primarily through the sale of our capital stock, including the sale of warrants to purchase our common stock. We have devoted all of our efforts to organizing and staffing our company, business and scientific planning, raising capital, acquiring and developing technology, identifying potential product candidates, undertaking studies of potential product candidates and evaluating a clinical path for our pipeline programs. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from quarter to quarter. We anticipate that our expenses will increase substantially if and as we:

•
advance and complete clinical trials of telitacicept in gMG, oMG, and SjD;
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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the clinical development of telitacicept for the treatment of gMG, oMG, and SjD and initiate clinical development of telitacicept in additional indications, and otherwise continue to advance our research programs in support of our pipeline. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution to the extent that such sales, marketing, manufacturing and distribution are not the responsibility of a collaborator. Further, we expect to continue to incur significant additional costs associated with operating as a public company this year and in future years. Accordingly, we will need to obtain substantial additional funding in order to maintain our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and product development programs or future commercialization efforts.

As of September 30, 2026, our cash, cash equivalents and marketable securities were $481.6 million. We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2026, will enable us to fund our operating expenses and capital expenditure requirements into early 2029. However, our operating plan may change as a result of factors currently unknown to us, and we may need to seek funding sooner than planned. Our future capital requirements will depend on many factors, including:

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

For example, we have raised substantial amounts of capital through the issuance and sale of 11,500,000 shares of common stock in an underwritten public offering in November 2025, the issuance and sale of 13,876,032 shares of common stock in a private placement in December 2025, the issuance and sale of 5,338,078 shares of common stock in a private placement in March 2026, and sales made pursuant to our at-the-market facility. In addition, in December 2024, we issued and sold to certain institutional investors an aggregate of (i) 2,793,562 shares of common stock and (ii) warrants to purchase up to 3,491,953 shares of common stock (the “2024 Warrants”). In June 2025, we issued and sold to certain institutional investors warrants to purchase up to 34,999,999 shares of common stock (the “2025 PIPE Warrants”), and we also issued a warrant to purchase up to 16,000,000 shares of common stock (the “RemeGen Warrant”) as partial consideration for the Telitacicept License Agreement to a subsidiary of RemeGen. As of September 30, 2026, the 2024 Warrants and RemeGen Warrant remain outstanding and unexercised, and 15,172,260 of the 2025 PIPE Warrants remain outstanding and unexercised. In addition, as of September 30, 2026, we have outstanding options to purchase 7,669,746 shares of common stock, 604,285 performance stock units, and 385,516 restricted stock units, and we have 2,076,400 shares of common stock available for future issuance under our 2023 Inducement Plan, 553,927 shares of common stock available for future issuance under our Amended and Restated 2021 Equity Incentive Plan and 166,881 shares of common stock available for issuance under our Employee Stock Purchase Plan. Should all of these shares be issued, you would experience substantial dilution in ownership of our common stock.

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

•
the successful and timely completion of the global Phase 3 clinical trials of telitacicept in gMG, oMG, and SjD;
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

RemeGen has received regulatory approval in China for telitacicept for the treatment of gMG, RA, SLE, IgA nephropathy, and SjD and has conducted and is conducting clinical trials of telitacicept in additional indications. While these trials may provide us with clinical data that can inform our future development strategy, we do not have control over the protocols, administration, or conduct of the trials or their compliance with regulatory requirements. There is also no assurance that the clinical data from any such clinical trials will be accepted or considered by the FDA or other comparable regulatory authorities. The FDA has recently signaled heightened scrutiny of clinical data generated outside the United States, including in China, and members of Congress have urged further limits on reliance on such data. In addition, the U.S. government has enacted, and may continue to adopt, laws, regulations and executive actions that restrict or increase scrutiny of transactions between U.S. and China-based biotechnology companies. Any of these developments could limit our ability to rely on data from RemeGen’s trials and could require us to generate additional data, including performing additional non-clinical or clinical trials, which could delay or prevent approval of telitacicept.

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

Competition in the autoimmune field is intense and involves multiple monoclonal antibodies (mAbs), other biologics and small molecules either already marketed or in development by many different companies including large pharmaceutical companies such as Alexion Pharmaceuticals, Inc. (Soliris and Ultomiris/Myasthenia Gravis), Amgen Inc. (“Amgen”) (Uplinza/Myasthenia Gravis), Argenx SE (VYVGART and VYVGART HYTRULO/Myasthenia Gravis), UCB S.A. (Rystiggo and Zilbrysq/Myasthenia Gravis), Johnson & Johnson (Imaavy/Myasthenia Gravis), GlaxoSmithKline plc (Benlysta/lupus), F. Hoffman-La Roche AG (Rituxan/often used off label).

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

The current administration is pursuing policies to reduce regulations and expenditures across government agencies including at the U.S. Department of Health and Human Services (“HHS”), the FDA, the Centers for Medicare & Medicaid Services and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. Additionally, the current administration recently called on Congress to enact "The Great Healthcare Plan," to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, the U.S. Supreme Court’s Loper Bright decision greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program.

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

Our stock price is, and is likely to continue to be, volatile. For example, our stock traded within a range of a high price of $53.40 and a low price of $3.03 per share for the period of January 1, 2025 through October 26, 2026. As a result of volatility, our stockholders may not be able to sell their common stock at or above the prices at which they purchased their shares. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

We will no longer qualify as an “emerging growth company” or a “smaller reporting company” after December 31, 2026, and, as a result, we expect we will, following the SEC’s transition period, have to comply with increased disclosure and compliance requirements.

We are currently an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act and a “smaller reporting company” (“SRC”) under SEC rules. We will cease to be an EGC as of December 31, 2026, which is the last day of the fiscal year following the fifth anniversary of the first sale of our common equity under an effective registration statement. Additionally, because the market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2026, we will no longer qualify as an SRC after December 31, 2026. Because we were eligible to use scaled disclosure requirements for SRCs under the revenue test for the fiscal year ended December 31, 2026, we will be a “non-accelerated filer” for filings due in fiscal year 2027, allowing us to not include an auditor attestation on the effectiveness of internal control over financial reporting in our next Annual Report on Form 10-K. Beginning with our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2027, however, we will no longer be permitted to rely on scaled disclosure accommodations available to SRCs, which will increase our legal, accounting and administrative compliance burdens.

Effective December 31, 2027, once the SEC’s SRC transition period ends, we expect to transition to “accelerated filer” or “large accelerated filer” status.

If we become an accelerated filer or large accelerated filer we will be subject to certain disclosure and compliance requirements that apply to other public companies but that did not previously apply to us due to our status as an EGC, SRC or non-accelerated filer. These requirements include, but are not limited to:

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

We expect that the loss of EGC and SRC status and compliance with the additional requirements of being an accelerated or large accelerated filer will increase our legal, accounting and financial compliance costs and costs associated with investor relations activities, and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 5. Other Information

Director and Officer Trading Arrangements

During the quarter ended September 30, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit Number	Filing Date	Filed Herewith
1.1	Sales Agreement, dated October 30, 2026, by and among the Registrant and William Blair & Company, L.L.C. and RBC Capital Markets, LLC					X
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	February 9, 2021
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	May 23, 2025
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-39979	3.1	September 17, 2025
3.4	Amended and Restated Bylaws of the Registrant	8-K	001-39979	3.2	February 9, 2021
5.1	Opinion of Ropes & Gray LLP					X
10.1+	Vor Biopharma Inc. Amended and Restated 2023 Inducement Plan					X
23.1	Consent of Ropes & Gray LLP					X
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

X
32.1†	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL.

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

VOR BIOPHARMA INC.

Date: October 30, 2026	By:	/s/ Jean-Paul Kress
Jean-Paul Kress President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2026	By:	/s/ Sandesh Mahatme
Sandesh Mahatme Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)